Form 10-Q
period 1996-03-31
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1996-05-10
CIK 872401

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996.

                                       OR

/  /      TRANSIT REPORT PURSUANT TO SECTION 35 OR 15 (d) OF THE SECURITIES
          ACT OF 1934.

For the transition period from ____________ to _____________.

Commission File Number: 0-24316

                    COMMUNITY FINANCIAL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)



                 NEW JERSEY                              22-2762462
         (State or other jurisdiction of              (I.R.S.Employer
         incorporation or organization)               Identification No.)

             222 HADDON AVENUE                              08108
               WESTMONT NJ                                (Zip Code)
           (Address of Principal
            Executive Offices)
                                 (609) 869-7900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X           No
                                  ------           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                            NUMBER OF SHARES
         CLASS                                     OUTSTANDING AS OF APRIL 30, 1996
         -----                                     --------------------------------
Common Stock, $5.00 par value                               928,869

                               INDEX TO FORM 10-Q

                                                                                     PAGE
PART I.          FINANCIAL INFORMATION                                               NO.
                                                                                     ---
Item 1           Financial Statements
                 Consolidated Balance Sheets - March 31, 1996 and
                  December 31, 1995                                                  3

                 Consolidated Income Statements - Three Months
                  ended March 31, 1996 and 1995.                                     4

                 Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1996 and 1995                         5

                 Notes to Consolidated Financial Statements -
                  March 31, 1996                                                     6

Item 2           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                   8


PART II.         OTHER INFORMATION

Item 5           Other Information                                                   15

                 Signatures                                                          16

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                 ASSETS                                               MARCH 31                       DECEMBER 31
                 ------                                               --------                       -----------
                                                                          1996                              1995
                                                                          ----                              ----
         Cash and Due from Banks                                    $5,964,789                        $5,473,753
         Federal Funds Sold                                          6,777,094                         1,550,000

         Securities Available for Sale                              21,286,263                        23,375,476
         Investment Securities (Market Value
          of $13,796,491 at March 31, 1996 and
          $15,888,289 at December 31, 1995)                         13,687,552                        15,684,985
         Loans                                                      62,091,302                        63,137,885
          Less: Allowance for Loan Losses                            (626,460)                         (595,593)
                                                                     ---------                         ---------

          Net Loans                                                 61,464,842                        62,542,292
         Bank Premises and Equipment, Net                            1,893,520                         1,934,602
         Accrued Interest Receivable                                   960,293                           978,455
         Deferred Tax Assets                                            69,652                            45,085
         Other Assets                                                1,946,386                         1,260,465
                                                                     ---------                         ---------

                 Total Assets                                     $114,050,391                      $112,845,113
                                                                  ============                      ============

                 LIABILITIES
                 -----------

         Demand Deposits                                           $62,314,839                       $60,762,250
         Savings Deposits                                           16,372,010                        15,752,883
         Time Deposits                                              21,703,537                        22,989,356
                                                                    ----------                        ----------
                 Total Deposits                                    100,390,386                        99,504,489
         Accrued Interest Payable                                      583,588                           471,805
         Securities Sold Under Repurchase
          Agreements                                                 2,743,103                         2,777,677
         Other Liabilities                                             177,753                           129,866
                                                                       -------                           -------

                 Total Liabilities                                 103,894,830                       102,883,837
                                                                   -----------                       -----------

                 SHAREHOLDERS' EQUITY
                 --------------------

         Common Stock $5 Par Value
          Authorized 1,600,000 Shares
          Issued 928,869 Shares 1996 and
          884,637 Shares 1995                                        4,695,345                         4,695,345
         Additional Paid In Capital                                  4,327,162                         4,327,162
         Retained Earnings                                           1,257,056                         1,015,080
         Less Treasury Stock, at Cost,
          10,200 Shares                                              (118,844)                         (118,844)
         Unrealized Gain/(Loss) on Securities
          Available for Sale                                           (5,158)                            42,533
                                                                       -------                            ------
                 Total Shareholders' Equity                         10,155,561                         9,961,276
                                                                    ----------                         ---------
                 Total Liabilities &
                  Shareholders' Equity                            $114,050,391                      $112,845,113
                                                                  ============                      ============

The accompanying notes are an integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

                 FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995



                                                                          1996                              1995
                                                                          ----                              ----
                 Interest Income:
         Interest and Fees on Loans                                 $1,458,330                        $1,266,198
         Interest on Federal Funds Sold                                 40,407                            59,909
         Interest and Dividends on Investments                         541,638                           387,053
                                                                       -------                           -------
                 Total Interest Income                               2,040,375                         1,713,160
                                                                     ---------                         ---------

         Interest Expense:
         Interest on Demand Deposits                                   309,654                           277,604
         Interest on Savings Deposits                                  100,939                            94,485
         Interest on Time Deposits                                     296,286                           200,974
                                                                       -------                           -------
                 Total Interest Expense                                706,879                           573,063
                                                                       -------                           -------

         Net Interest Income                                         1,333,496                         1,140,097
         Provision for Loan Losses                                      55,000                            75,000
                                                                        ------                            ------
         Net Int Income After Provision
          for Loan Losses                                            1,278,496                         1,065,097
                                                                     ---------                         ---------

         Other Income:
         Service Charges on Deposit Accounts                           115,890                           118,446
         Other Income, Service Charges and Fees                         69,244                            19,749
                                                                        ------                            ------
                 Total Other Income                                    185,134                           138,195
                                                                       -------                           -------

         Other Expenses:
         Salaries, Wages and Employee Benefits                         576,741                           494,776
         Occupancy and Equipment Expenses                              191,408                           170,939
         FDIC Insurance Expense                                            250                            44,250
         Data Processing Expense                                        88,847                            76,322
         Other Operating Expenses                                      267,408                           227,224
                                                                       -------                           -------
                 Total Other Expenses                                1,124,654                         1,013,511
                                                                     ---------                         ---------

         Income Before Income Taxes                                    338,976                           189,781
         Income Tax Expense                                             97,000                            62,000
                                                                        ------                            ------
         Net Income                                                    241,976                           127,781
                                                                       =======                           =======


The accompanying notes are a integral part of these statements.

COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                  1996                  1995
                                                                                                  ----                  ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                                    $241,976                 $127,781
Adjustments To Reconcile Net Income to Net Cash By
Operating Activities:
         Depreciation and Amortization                                                          58,615                   51,811
         Provision For Loan Losses                                                              55,000                   75,000
         Accretion (Amortization) of Discount
          (Premium) on Securities, Net                                                        (14,079)                   10,403
         Loss On Sale of Other Real Estate                                                       9,180                        0
         Decrease In Accrued Interest Receivable                                                18,162                  103,190
         Decrease (Increase) In Deferred Tax Assets                                           (24,567)                   61,875
         Decrease (Increase) In Other Assets                                                   695,101                   10,928
         Increase In Accrued Int. Payable                                                      111,783                   99,448
         Increase In Other Liabilities                                                          47,887                   17,775
                                                                                              --------                ---------
         Total Adjustments                                                                   (433,120)                  430,430
                                                                                             ---------                ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                             (191,144)                  558,211

CASH FLOW FROM INVESTING ACTIVITIES:
         Proceeds From Maturity Of Securities
          Available For Sale (AFS)                                                           5,000,000                2,000,000
         Proceeds From Maturities and Prepayments
          Of Investment Securities                                                           2,045,694                  488,915
         Purchases Of Securities AFS                                                       (2,946,966)                        0
         Purchases Of Investment Securities                                                   (45,694)                (370,994)
         Repayments From (Loans Made To)
           Customers, Net                                                                  (1,022,450)              (3,463,955)
         Premises And Equipment Expenditures                                                  (17,533)                (164,842)
                                                                                              --------                ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                             5,057,951              (1,510,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net Increase in Deposits                                                              885,897                3,016,934
         Net Decrease In Short
           Term Borrowings                                                                    (34,574)                 (52,833)
                                                                                              --------                 --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      851,323                2,964,101
                                                                                               -------                ---------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                                       5,718,130                2,011,436
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF YEAR                                            7,023,753                7,527,626
                                                                                             ---------                ---------
CASH AND CASH EQUIVALENTS AS OF MARCH 31                                                   $12,741,883               $9,539,062
                                                                                           ===========               ==========

SUPPLEMENTAL DISCLOSURE:
Cash Paid During The Year:
         Interest                                                                             $475,184                 $393,384
         Income Taxes                                                                          120,659                   39,000

Non-Cash Items:
         Net Unrealized Loss From
          Securities AFS                                                                       (7,815)                (150,032)
         Tax Effect Of Unrealized Loss
          From Securities AFS                                                                  (2,657)                 (51,011)



The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Community Financial Holding Corporation (the Corporation) and its wholly owned subsidiary Community National Bank of New Jersey (the Bank) as of March 31, 1996 and 1995 and the results of their operations for the three months ended March 31, 1996 and 1995. The accounting policies and reporting practices of the Corporation are in accordance with generally accepted accounting principals and have been followed on a consistent basis.

         The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principals. This quarterly report should be read in conjunction with Form 10-K dated December 31, 1995, which contains audited consolidated financial statements of the Corporation.

         The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER SHARE

         Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. The computation of the March 31, 1996 and 1995 weighted average number of common shares gives retroactive recognition to a 5% stock dividend declared on November 13, 1995 payable to shareholders of record on December 1, 1995. The weighted average numbers of shares used in the computation for the three months ended March 31, 1996 and 1995 was 944,520.

NOTE 3. SECURITIES

         On January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities", which requires, among other things, that debt and equity securities classified as available for sale be reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of income taxes. The net effect of unrealized gains or losses, caused by marking an available for sale portfolio to market, causes fluctuations in the level of shareholders' equity and related financial ratios as market interest rates cause the fair value of fixed rate securities to fluctuate.

         The unrealized loss on securities available for sale was $5,158 at March 31, 1996 as compared to a gain of $42,533 at December 31, 1995. This decrease is primarily due to the current interest rate environment and the short term nature of portfolio maturities.

NOTE 4. LOANS

         In May 1993, FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan" and in October 1994, FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS 114. Under SFAS 114 and 118, "impaired" loans must be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or, as a practical expedient, at the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. Based on management's analysis, the adoption of SFAS 114 and 118, which is effective beginning in 1995, has not had and is not expected to have a material effect on the Corporation's consolidated financial statements.

NOTE 5. OTHER ASSETS

         In June 1995, the Bank foreclosed on a commercial property. The fair value of the property is recorded as $440,000 and is currently being marketed for sale. The loan was written down to its fair value with an offset to the reserve for possible loan losses. The loan secured by the property was previously classified by management and as such was included in managements' analysis of the adequacy of the reserve for possible loan losses.

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


OVERVIEW

         The Corporation reported net income for the first three months of 1996 of $242,000, an increase of $114,000, or 89.4% when compared to the first three months of 1995. The increase in earnings was due primarily to an increase in net interest income and non-interest income along with a reduction in the provision for loan losses. The increase in earnings was partially offset by increases in non-interest expense.

         Net interest income for the first three months of 1996 was $1.3 million, an increase of $193,000 or 17.0% over the first three months of 1995. Non-interest income for the first three months of 1996 was $185,000, an increase of $47,000 or 34.0% over the first three months of 1995. The provision for loan losses for the first three months of 1996 was $55,000, a decrease of $20,000 or 26.7% from the provision for the first three months of 1995. The reduction in the provision for loan losses is the result of managements analysis of the risk inherent in the loan portfolio. Non-interest expenses for the first three months of 1996 were $1.1 million, an increase of $111,000 or 11.0% as compared to the first three months of 1995.

         Expressed on a per share basis (after giving retroactive effect to the payment of a 5% stock dividend in 1995), net income for the first three months of 1996 was $0.26 per share compared to $0.14 per share for the first three months of 1995, an increase of 85.7%. Book value per share as of March 31, 1996 was $10.93 an increase of 10.9% from book value per share of $9.86 at March 31, 1995.

         The Corporations' assets totalled $114.0 million at March 31, 1996, an increase of $1.2 million or 1.1% over total assets of $112.8 million at December 31, 1995. The increase was due primarily to growth in deposits which increased $886,000 from December 31, 1995 primarily from increased market share in the Corporations' primary service area. Total loans were $62.1 million at March 31, 1996 compared to $63.1 million at December 31, 1995, a decrease of $1.0 million or 1.7%. Cash and cash equivalents, including federal funds sold, increased $5.7 million or 81.4% to $12.7 million at March 31, 1996 from $7.0 million at December 30, 1995. This increase reflects management's decision to temporarily invest the deposit increase and maturing securities in short term federal funds. The investment portfolio was $ 35.0 million at March 31, 1996, a decrease of $4.1 million or 10.5% from $39.1 million at December 31, 1995. The unrealized loss on securities available for sale at March 31, 1996, net of taxes, was $5,000. The change from a gain of $42,000 at December 31, 1995 is due primarily to the short term maturities of the available for sale portfolio and the current nature of the interest rate environment. Maturities have primarily been used to fund loans and short term investments. Other Assets increased $686,000 or 54.4% to $1.9 million at March 31, 1996 from $1.3 million at December 31, 1995 primarily due to an increase mortgage loan receivables. The mortgage loans were originated by the Corporations' residential mortgage department. These mortgages were sold and awaiting funding.


NET INTEREST INCOME

         The principal source of revenue for the Corporation is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest income was $1.3 million for the three months ended March 31, 1996. This represents a 17.0% increase when compared to net interest income of $1.1 million for the same period in 1995.

         Average interest-earning assets for the first three months of 1996 were $103.7 million, an increase of $14.6 million or 16.3% as compared to the first three months of 1995. The most significant increase in average earning assets occurred in the loan and investment portfolios. The loan portfolio average balance for the first three months of 1996 was $62.9 million, an increase of $8.2 million or 14.9% as compared to the first three months of 1995. The investment portfolio average balance for the first three months of 1996 was $37.8 million, an increase of $7.4 million or 24.4% over the average balance for the first three months of 1995. These increases were funded primarily from an increase in deposits.

         The positive impact on net interest income from increased interest-earning assets was partially offset by an increase in interest-bearing deposits. Average interest-bearing deposits for the first three months of 1996 were $78.8 million, an increase of $10.9 million or 16.1% as compared to the first three months of 1995. The most significant increase in interest-bearing deposits occurred in interest-bearing demand deposits and certificates of deposit. The interest-bearing demand deposit average balance for the first three months of 1996 was $37.6 million, an increase of $5.1 million or 15.6% over the first three months of 1995. The certificate of deposit average balance for the first three months of 1996 was $22.6 million, an increase of $4.7 million or 26.0% as compared to the first three months of 1995.

         Net interest margin is calculated as the tax-equivalent net interest income divided by the average earning assets and represents the Corporations' net yield on its earning assets. The net interest margin decreased slightly from 5.30% to 5.28% for the three months ended March 31, 1995 and 1996, respectively. This decrease is primarily resultant from the increase in average interest-bearing deposits and the interest rates for those deposits. The cost of average interest bearing deposits increased 19 basis points to 3.61% for the first three months of 1996 as compared to 3.42% for the first three months of 1995. The most significant increase in interest rates was in the rate paid for certificates of deposit balances which increased 73 basis points from 4.55% to 5.28% for the three months ended March 31, 1995 and 1996, respectively. This increase was offset partially by a decrease in the rate paid for interest-bearing demand deposits. This rate decreased 9 basis points from 3.03% for the first three months of 1995 to 2.94% for the first three months of 1996.

          The decrease in net interest margin caused by the interest-bearing deposit portfolio was partially offset by an increase in average earning assets and the interest yield from those assets which increased from 7.91% to 8.02% for the three months ended March 31, 1995 and 1996, respectively. The most significant increase in interest yield occurred in the investment portfolio which increased from 5.50% to 6.06% for the three months ended March 31, 1995 and 1996, respectively.

         The table below illustrates the changes in interest rate margin and interest rate spread based on average amounts outstanding for the three months ended March 31, 1996 and 1995.

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                            MARCH 31
                                                            ------------

                                                            1996              1995
                                                            ----              ----
         ASSETS
                 Securities                                 6.06%            5.50%
                 Fed Funds                                  5.37%            6.04%
                 Loans                                      9.33%            9.38%
                                                            -----            -----
         Total Earning Assets                               8.02%            7.91%
                                                            =====            =====
         LIABILITIES
                 Demand Deposits                            2.94%            3.03%
                 Savings Deposits                           2.61%            2.62%
                 Time Deposits                              5.28%            4.55%
                 Repurchase Agreements                      4.49%            4.87%
                                                            -----            -----
         Total Int Bearing Liabilities                      3.61%            3.42%
                                                            =====            =====

         Net Interest Rate Spread                           5.23%            5.25%
         Net Interest Rate Margin                           5.28%            5.30%

         Net interest income is also affected by the mix of interest-earning assets and interest-bearing and non-interest bearing liabilities. Average loans, which are the highest yielding earning assets, for the three months ending March 31, 1996 were 55.5% of average assets as compared to 56.4% of average assets for the three months ending March 31, 1995. The average balance for certificates of deposit and repurchase agreements, which are the highest yielding liabilities, for the three months ending March 31, 1996 were 22.7% of average assets as compared to 22.0% for the three months ending March 31, 1995. Average non-interest bearing deposits for the three months ending March 31, 1996 were 20.4% of average assets as compared to 20.1% for the three months ended March 31, 1995. The average balance for non-interest bearing deposits was $23.1 million for the three months ended March 31, 1996 as compared to $19.5 million for the three months ended March 31, 1995, an increase of $3.6 million or 18.6%.


NON-INTEREST INCOME

         Non-interest income was $185,000 an increase of 34.0% or $47,000 for the first three months of 1996 compared to $138,000 for the first three months of 1995. A primary component of non-interest income is fee income generated by the Corporations' residential mortgage department. This fee income was $52,000 for the first three months of 1996, compared to $7,000 for the first three months of 1995. Service charges on depositor accounts was $116,000 for the first three months of 1996 a decrease of 2% from $118,000 from the first three months of 1995. In February 1996, the Corporation announced that monthly charges for demand deposit accounts would be discontinued. Management expects the discontinuance of monthly charges to reduce non-interest income. Management also believes the "free-checking accounts" will enable greater access to new and existing markets. Management also believes that non-interest bearing deposits will increase resulting in lower average costs of funds.

NON-INTEREST EXPENSES

         Non-interest expense increased $111,000 or 11.0% in the first three months of 1996 compared to the first three months of 1995. Expenditures related to salaries and occupancy and equipment are the primary components of non-interest expense and represent the largest portion of the increase. Salaries and benefits increased 16.6% or $82,000 in the first three months of 1996 compared to the first three months of 1995. These increases were due primarily to staff additions for the residential mortgage department as well as merit increases in salaries.

         Occupancy and equipment expenses increased $20,000 or 12.0% in the first three months of 1996 compared to the first three months of 1995. This increase was primarily due to repair and maintenance expenses, the most significant of which was snow removal expense.

         There was minimal expense for FDIC insurance for the three months ended March 30, 1996 as compared to $44,000 for the three months ended March 31, 1995. This decrease was the result of recently enacted federal legislation which lowered the premium for the Corporation.

         A primary component in the $40,000 or 17.7% increase in other operating expenses for the first three months of 1996 as compared to the first three months of 1995 is a loss of $9,000 on the sale of other real estate owned
(OREO) property. This was a residential property taken in foreclosure and sold in January. In addition, OREO property expense increased $15,000 and expenses for supplies increased $7,000 for the three months ending March 31, 1996 as compared to the three months ending March 31, 1995.

INCOME TAXES

         Income taxes increased to $97,000 from $62,000 or 56.5% in the first three months of 1996 and 1995, respectively. The increase resulted primarily from the higher level of pre-tax income. The effective tax rates for the first three months of 1996 and 1995 were 28.6% and 32.7% respectively. The decrease in the effective tax rate was due primarily to the establishment of the Community Investment Company to take advantage of passive income provisions of the New Jersey state income tax code.

PROVISIONS FOR POSSIBLE LOAN LOSSES

         The Corporation determines the provision for possible loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect a borrower's ability to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. While management believes the allowance for loan losses is currently adequate, further additions to the allowance will be predicated upon general economic conditions and/or the condition of specific borrowers and overall growth of the loan portfolio. Provisions for possible loan losses were $55,000 for the first three months of 1996 as compared to a provision of $75,000 for the first three months of 1995. The lower provision for the first three months of 1996 was due to overall improvement in credit quality. The allowance for possible loan losses was $626,000 at March 31, 1996 and $652,000 at March 31, 1995. The Bank had net charge-offs of $29,000 and $30,000 for the three months ended March 31, 1996 and 1995, respectively.

         The following is a summary of the activity in the allowances for loan losses for the three months ended March 31, 1996 and 1995.

                                                                                 1996                      1995
                                                                                 ----                      ----
         Balance at the beginning of period                                  $595,593                  $604,054
         Provision for loan losses                                             55,000                    75,000
         Recoveries                                                             5,223                     3,453
         Losses charged against the allowance                                (29,356)                  (30,191)
                                                                             --------                 ---------
         Balance at March 31, 1996                                           $626,460                  $652,316
                                                                             ========                 =========

         The reduction in the provision for loan losses in the first three month period of 1996 reflects the improvement in total loan quality at March 31, 1996. One OREO property in the amount of $440,000 accounts primarily for the non-performing assets. This loan secured by the property was previously classified by the Bank and as such has been included in managements' analysis of the adequacy of the loan loss reserve. Management has, through its most recent analysis of the adequacy of the allowance for loan losses completed as of March 31, 1996, determined the allowance to be adequate. Future additions to the allowance for possible loan losses through provisions charged to operations will be determined as a result of managements' continuing analysis of the adequacy for the allowance of possible loan losses.

         The following is a summary of the Company's non-performing assets as of March 31, 1996 and December 31, 1995.

                                                         MARCH 31                   DEC 31
         (DOLLARS IN THOUSANDS)                              1996                     1995
         ----------------------                              ----                     ----
         Past due 90 days or more and
          still accruing                                     $303                     $ 10
         Non-Accrual loans                                    316                      320
                                                              ---                      ---
         Total non-performing loans                           619                      330
         Other Real Estate owned                              536                      638
                                                              ---                      ---
         Total Non-Performing Assets                        $1155                     $968
                                                            =====                     ====

         Non-performing loans as a
          percentage of loans                               1.00%                    0.52%
         Non-performing loans as a
          percentage of loan and OREO                       0.99%                    1.52%
         Non-performing assets as a
          percentage of assets                              1.01%                    0.86%

         As discussed above, one OREO property in the amount of $440,000 accounts primarily for the non-performing assets. Also, as indicated above, this loan was previously classified by the Bank and included in management's analysis of the adequacy of the loan loss reserve. The other real estate owned at March 31, 1996 is one commercial property valued at $440,000 taken in foreclosure and one residential property valued at $96,000 also taken in foreclosure. Both properties are currently for sale. The ratio of non-performing loans as a percentage of loans and OREO decreased from 1.52% to
 .99% from December 31, 1995 to March 31, 1996. This decrease was primarily due to the sale of OREO and decrease of total loans. While the amount of loans past due more than ninety days and still accruing has increased, the increase is the result of several unrelated loans. These loans were previously classified by Management and considered in the reserve for loan loss analysis. When loans are placed on non-accrual, accrued income form the current period is reversed from current earnings. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on non-accrual if the collateral is sufficient to recover the principal. All non-accrual loans are, in the opinion of management, either adequately collateralized, in process of collection, or adequately provided for in the Corporations' allowance for possible loan losses.

         The Corporation's commercial loan portfolio is largely loans secured by owner occupied commercial real estate with an average loan to value ratio under 75%. There is no significant concentration in the portfolio with any business or industrial segment. The Corporation's consumer loan portfolio consists of home equity, automobile, credit cards and personal loans. Approximately 50% of the consumer portfolio consists of home equity loans. The average loan to value ratio of these loans is under 75%. The Corporations' lending activity extends to individuals and small and medium sized businesses within its primary service area, which is predominantly Camden, Gloucester and Burlington counties, New Jersey. The Corporation does not attempt to make significant loans outside its primary service area. The primary service area is a diverse economic and employment market with no significant dependence on any one industry or large employer.

LIQUIDITY

         Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year. As a result of the Corporations' management of liquid assets, and the ability to generate liquidity through liability funds, management believes that the Corporation maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

         At March 31, 1996, cash, securities classified as available for sale, and federal funds sold were 29.8% of total assets compared to 26.9% of total assets at December 31, 1995. Asset liquidity is also provided by managing loan and securities investment maturities. At March 31, 1996, approximately $20.5 million or 33.1% of loans would mature or reprice within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

CAPITAL RESOURCES

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions, economic forces and growth and expansion activities. The Corporation seeks to maintain a capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. On June 16, 1994 the Corporation completed a sale of 450,000 shares of common stock which improved capitalization of the Bank by approximately $4.1 million.

         The Corporations' capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Leverage Ratio. Tier 1 Capital consists of common and qualifying preferred stockholders equity less goodwill. Total Capital consists of Tier 1 Capital, and a portion of the allowance for possible loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets which consists of both on and off balance sheet risks (such as letters of credit and unused lines of credit).

         The Corporations' Tier 1 Risk Based Capital Ratio was 15.4% at March 31, 1996 compared to 15.8% at December 31, 1995. The Corporations' Total Risk Based Capital Ratio was 16.4% at March 31, 1996 compared to 16.8% at December 31, 1995. These ratios are in excess of the mandated minimum requirements of 4.0% and 8.0% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At March 31, 1996, the Corporations' Leverage Ratio was 9.0% which exceeded the required minimum leverage ratio of 4.0%.

PART II - OTHER INFORMATION


ITEM 5

         The corporation is actively seeking to expand the branch network of its bank subsidiary. The corporation is in negotiation with two regional banks for four branch locations being closed as a result of their respective consolidations. A letter of intent has been signed for the purchase of three locations from one organization. The corporation during its due diligence period which ends May 31, 1996 will assess the condition of each property to determine its interest in continuing with the purchase of any or all of the three locations. The fourth location, if consummated, will be the assumption of a lease.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL HOLDING CORPORATION




Date:  May 10, 1996 By: /s/ GERARD M. BANMILLER
                       --------------------------------
                  Gerard M. Banmiller
                    President & Chief Executive Officer

Date:  May 10, 1996 By: /S/ KEVIN L. KUTCHER
                       --------------------------------
                   Kevin L. Kutcher
                       Executive Vice President/Chief Financial Officer