Form 10-Q
period 1996-06-30
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1996-08-13
CIK 872401

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996.

                                       OR

( )      TRANSIT REPORT PURSUANT TO SECTION 35 OR 15 (d) OF THE SECURITIES
         ACT OF 1934.

For the transition period from              to              .
                               ------------    -------------
Commission File Number: 0-24316

                     COMMUNITY FINANCIAL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


         NEW JERSEY                                             22-2762462
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                               Identification No.)

    222 HADDON AVENUE                                              08108
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

                                  Yes  X     No
                                  ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       NUMBER OF SHARES
         CLASS                                 OUTSTANDING AS OF AUGUST 8, 1996
         -----                                 --------------------------------

Common Stock, $5.00 par value                              928,869

                               INDEX TO FORM 10-Q

                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                             NO.
                                                                            ---

Item 1    Financial Statements

          Consolidated Balance Sheets - June 30, 1996 and
           December 31, 1995                                                3

          Consolidated Income Statements - Three Months ended June 30,
           1996 and 1995; Six months ended June 30,
           1996 and 1995.                                                   4

          Consolidated Statements of Cash Flows -
           Six months ended June 30, 1996 and 1995                          5

          Notes to Consolidated Financial Statements -
           June 30, 1996                                                    6

Item 2    Management's Discussion and Analysis
           of Financial Condition and Results of Operations                 8


PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders               16

Item 5    Other Information

          Signatures                                                        17

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

         ASSETS                                   JUNE 30           DECEMBER 31
         ------                                   -------           -----------
                                                     1996                  1995
                                                     ----                  ----

Cash and Due from Banks                     $   7,237,315         $   5,473,753
Federal Funds Sold                              7,402,094             1,550,000

Securities Available for Sale                  18,042,206            23,375,476
Investment Securities (Market Value
 of $13,706,783 June 30,1996 and
 $15,888,289 at December 31, 1995)             13,444,721            15,684,985
Loans                                          67,137,653            63,137,885
 Less: Allowance for Loan Losses                 (719,470)             (595,593)
                                            -------------         -------------

 Net Loans                                     66,418,183            62,542,292
Bank Premises and Equipment, Net                1,996,998             1,934,602
Accrued Interest Receivable                       834,040               978,455
Deferred Tax Assets                               135,021                45,085
Other Assets                                    1,228,182             1,260,465
                                            -------------         -------------

         Total Assets                       $ 116,738,760         $ 112,845,113
                                            =============         =============

         LIABILITIES

Demand Deposits                             $  66,566,162         $  60,762,250
Savings Deposits                               15,632,603            15,752,883
Time Deposits                                  21,020,279            22,989,356
                                            -------------         -------------
         Total Deposits                       103,219,044            99,504,489
Accrued Interest Payable                          553,536               471,805
Securities Sold Under Repurchase
 Agreements                                     2,452,124             2,777,677
Other Liabilities                                 238,460               129,866
                                            -------------         -------------

         Total Liabilities                    106,463,164           102,883,837
                                            -------------         -------------

         SHAREHOLDERS' EQUITY

Common Stock $5 Par Value
 Authorized 1,600,000 Shares
 Issued 928,869 Shares 1996 and
 884,637 Shares 1995                            4,695,345             4,695,345
Additional Paid In Capital                      4,327,162             4,327,162
Retained Earnings                               1,503,983             1,015,080
Less Treasury Stock, at Cost,
 10,200 Shares                                   (118,844)             (118,844)
Unrealized Gain/(Loss) on Securities
 Available for Sale                              (132,050)               42,533
                                            -------------         -------------
         Total Shareholders' Equity            10,275,596             9,961,276
                                            -------------         -------------
         Total Liabilities &
          Shareholders' Equity              $ 116,738,760         $ 112,845,113
                                            =============         =============

The accompanying notes are an integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS



                                                 FOR THE SIX MONTHS ENDED            FOR THE THREE MONTHS END
                                                        JUNE 30,                             JUNE 30

                                                    1996              1995              1996              1995
                                                    ----              ----              ----              ----
         Interest Income:
Interest and Fees on Loans                    $2,938,633        $2,656,649        $1,480,303         1,390,451
Interest on Federal Funds Sold                   107,117           112,813            66,710            62,904
Interest and Dividends on Investments          1,057,993           765,788           516,355           378,735
                                              ----------        ----------        ----------        ----------
         Total Interest Income                 4,103,743         3,545,250         2,063,368         1,832,090
                                              ----------        ----------        ----------        ----------

         Interest Expense:
Interest on Demand Deposits                      601,289           548,045           291,635           270,441
Interest on Savings Deposits                     201,768           197,672           100,829           103,187
Interest on Time Deposits                        575,690           433,093           279,404           232,119
                                              ----------        ----------        ----------        ----------
         Total Interest Expense                1,378,747         1,178,810           671,868           605,747
                                              ----------        ----------        ----------        ----------

Net Interest Income                            2,727,996         2,366,440         1,391,500         1,226,343
Provision for Loan Losses                        145,000           150,000            90,000            75,000
                                              ----------        ----------        ----------        ----------
Net Int Income After Provision
 for Loan Losses                               2,579,996         2,216,440         1,301,500         1,151,343
                                              ----------        ----------        ----------        ----------

         Other Income:
Service Charges on Deposit Accounts              239,017           246,273           123,127           127,827
Other Income, Service Charges and Fees           197,886            51,218           128,642            31,469
                                              ----------        ----------        ----------        ----------
         Total Other Income                      436,903           297,491           251,769           159,296
                                              ----------        ----------        ----------        ----------

         Other Expenses:
Salaries, Wages and Employee Benefits          1,169,278         1,038,284           592,537           543,508
Occupancy and Equipment Expenses                 375,388           340,758           183,980           169,819
FDIC Insurance Expense                             1,500            88,500             1,250            44,250
Data Processing Expense                          174,942           153,311            86,095            76,989
Other Operating Expenses                         597,124           485,500           329,716           258,276
                                              ----------        ----------        ----------        ----------
         Total Other Expenses                  2,318,232         2,106,353         1,193,578         1,092,842
                                              ----------        ----------        ----------        ----------

Income Before Income Taxes                       698,667           407,578           359,691           217,797
Income Tax Expense                               209,764           120,000           112,764            58,000
                                              ----------        ----------        ----------        ----------
Net Income                                       488,903           287,578           246,927           159,797
                                              ==========        ==========        ==========        ==========


The accompanying notes are a integral part of these statements.

COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

                                                                           1996                 1995
                                                                           ----                 ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                         $    488,903         $    287,578
Adjustments To Reconcile Net Income to Net Cash By
Operating Activities:
         Depreciation and Amortization                                  116,721              103,261
         Provision For Loan Losses                                      145,000              150,000
         Accretion (Amortization) of Discount
          (Premium) on Securities, Net                                  (28,729)              16,568
         Loss On Sale of Securities Available For Sale                    5,127                    0
         Loss On Sale of Other Real Estate                               17,488                    0
         Decrease (Increase) In Accrued Interest Receivable             144,415                 (292)
         Decrease (Increase) In Deferred Tax Assets                     (89,936)              84,409
         Decrease (Increase) In Other Assets                             14,795             (379,162)
         Increase In Accrued Int. Payable                                81,731              123,107
         Increase In Other Liabilities                                  108,594               21,815
                                                                   ------------         ------------
         Total Adjustments                                              515,206              146,577
                                                                   ------------         ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      1,004,109              434,155

CASH FLOW FROM INVESTING ACTIVITIES:
         Proceeds From Maturity and Sales Of Securities
          Available For Sale (AFS)                                   12,511,687            3,000,000
         Proceeds From Maturities and Prepayments
          Of Investment Securities                                    3,912,462            1,275,499
         Purchases Of Securities AFS                                 (7,656,733)                   0
         Purchases Of Investment Securities                          (1,344,863)          (1,915,473)
         Repayments From (Loans Made To)
           Customers, Net                                            (4,020,891)          (4,169,455)
         Premises And Equipment Expenditures                           (179,117)            (166,401)
                                                                   ------------         ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      3,222,545           (1,975,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net Increase in Deposits                                     3,714,555            4,971,303
         Net Decrease In Short
           Term Borrowings                                             (325,553)            (316,525)
                                                                   ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,389,002            4,654,778
                                                                   ------------         ------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                7,615,656            3,113,103
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF YEAR                     7,023,753            7,527,626
                                                                   ------------         ------------
CASH AND CASH EQUIVALENTS AS OF JUNE 30                            $ 14,639,409         $ 10,640,729
                                                                   ============         ============

SUPPLEMENTAL DISCLOSURE:
Cash Paid During The Year:
         Interest                                                  $  1,235,123         $    906,759
         Income Taxes                                                   208,260               96,000

Non-Cash Items:
         Net Unrealized Loss From
          Securities AFS                                                200,076               83,756
         Tax Effect Of Unrealized Loss
          From Securities AFS                                           132,050               55,279
         Acquisition of Real Estate in Settlement of Loans                    0              504,941

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Community Financial Holding Corporation (the Corporation) and its wholly owned subsidiary Community National Bank of New Jersey (the Bank) as of June 30, 1996 and 1995 and the results of their operations for the three and six months ended June 30, 1996 and 1995. The accounting policies and reporting practices of the Corporation are in accordance with generally accepted accounting principals and have been followed on a consistent basis.

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

         The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER SHARE

         Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. The computation of the June 30, 1996 and 1995 weighted average number of common shares gives retroactive recognition to a 5% stock dividend declared on November 13, 1995 payable to shareholders of record on December 1, 1995. The weighted average numbers of shares used in the computation for the three and six months ended June 30, 1996 and 1995 was 944,520.

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

         The unrealized loss on securities available for sale was $132,000 at June 30, 1996 as compared to a gain of $42,533 at December 31, 1995. This decrease is primarily due to the current interest rate environment and the short term nature of portfolio maturities.

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

NOTE 5. OTHER ASSETS

         In June 1995, the Bank foreclosed on a commercial property which is classified as Other Real Estate Owned (OREO). The fair value of the property is recorded as $440,000 and is currently being marketed for sale. The loan was written down to its fair value with an offset to the reserve for possible loan losses. The loan secured by the property was previously classified by management and as such was included in managements' analysis of the adequacy of the reserve for possible loan losses.

    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OVERVIEW

         The Corporation reported net income for the first six months of 1996 of $489,000, an increase of $201,000, or 70.0% when compared to the first six months of 1995. The increase in earnings was due primarily to an increase in net interest income and non-interest income. The increase in earnings was partially offset by increases in non-interest expense.

         The Corporation also reported net income of $247,000 for the three months ended June 30, 1996, an increase of $87,000 or 54.5% when compared to the three months ended June 30, 1995. The increase in earnings was due primarily to an increase in net interest income and non-interest income. These increases were partially offset by increases in the provision for loan losses and non-interest expense.

         Net interest income for the six months ended June 30, 1996 was $2.7 million, an increase of $362,000 or 15.3% over the first six months of 1995. Non-interest income for the first six months of 1996 was $437,000, an increase of $140,000 or 46.9% over the first six months of 1995. Non- interest expense was $2.3 million for the first six months of 1996, an increase of $212,000 or 10.1% over the first six months of 1995.

         Net interest income for the three months ended June 30, 1996 was $1.4 million, an increase of $165,000 or 13.5% over the three months ended June 30, 1995. Non-interest income for the three months ended June 30, 1996 was $252,000, an increase of $92,000 or 58.1% over the three months ended June 30, 1995. The provision for loan losses for the three months ended June 30, 1996 was $90,000, an increase of $15,000 or 20.0% from the provision for the three months ended June 30, 1995. The increase in the provision for loan losses is the result of managements analysis of the risk inherent in the loan portfolio. Non-interest expenses for the three months ended June 30, 1996 were $1.2 million, an increase of $101,000 or 9.2% as compared to the three months ended June 30, 1995.

         Expressed on a per share basis (after giving retroactive effect to the payment of a 5% stock dividend in 1995), net income for the first six months of 1996 was $0.52 per share compared to $0.30 per share for the first six months of 1995, an increase of 73.3%. Net income for the three months ended June 30, 1996 was $0.26 per share compared to $0.17 per share for the three months ended June 30, 1995, an increase of 52.9%. Book value per share as of June 30, 1996 was $11.06 an increase of 10.0% from book value per share of $10.05 at June 30, 1995.

         The Corporations' assets totalled $117.0 million at June 30, 1996, an increase of $3.9 million or 3.5% over total assets of $112.8 million at December 31, 1995. The increase was due primarily to growth in deposits which increased $3.7 million or 3.7% from December 31, 1995 primarily from increased market share in the Corporations' primary service area. Total loans were $67.1 million at June 30, 1996 compared to $63.1 million at December 31, 1995, an increase of $4.0 million or 6.3%. Cash and cash equivalents, including federal funds sold, increased $7.6 million or 108.4% to $14.6 million at June 30, 1996 from $7.0 million at December 30, 1995. This increase reflects management's decision to temporarily invest the deposit increase and proceeds from the sale and maturity of securities in short term federal funds. The Corporation sold $5.0 million of securities in anticipation of a temporary outflow of deposits. The investment portfolio was $31.5 million at June 30, 1996, a decrease of $7.6 million or 19.4% from $39.1 million at December 31, 1995. The unrealized loss on securities available for sale at June 30, 1996, net of taxes, was $132,000. The change from a gain of $42,000 at December 31, 1995 is due primarily to the short term maturities of the available for sale portfolio and the current nature of the interest rate environment. Maturities have primarily been used to fund loans and short term investments.

NET INTEREST INCOME

         The principal source of revenue for the Corporation is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest income was $2.7 million for the six months ended June 30, 1996. This represents a 15.3% increase when compared to net interest income of $2.4 million for the same period in 1995. Net interest income for the three months ended June 30, 1996 was $1.4 million. This represents a 13.5% increase when compared to net interest income of $1.2 million for the same period in 1995.

         Average interest-earning assets for the first six months of 1996 were $104.5 million, an increase of $14.4 million or 16.0% as compared to the first six months of 1995. The most significant increase in average earning assets occurred in the loan and investment portfolios. The loan portfolio average balance for the first six months of 1996 was $63.8 million, an increase of $7.7 million or 13.6% as compared to the first six months of 1995. The investment portfolio average balance for the first six months of 1996 was $36.7 million, an increase of $6.8 million or 22.9% over the average balance for the first six months of 1995. These increases were funded primarily from an increase in deposits.

         Average interest-earning assets for the three months ended June 30, 1996 were $105.4 million, an increase of $13.8 million or 15.1% as compared to the three months ended June 30, 1995. The most significant increase in average earning assets occurred in the loan and investment portfolios. The loan portfolio average balance for the three months ended June 30, 1996 was $64.8 million, an increase of $7.2 million or 12.5% as compared to the three months ended June 30, 1995. The investment portfolio average balance for the three months ended June 30, 1996 was $35.6 million, an increase of $5.8 million or 19.3% as compared to the three months ended June 30, 1995. These increases were also funded primarily from an increase in deposits.

         The positive impact on net interest income from increased interest-earning assets for the first six months of 1996 as compared to the first six months of 1995 was partially offset by an increase in interest-bearing deposits. Average interest-bearing deposits for the first six months of 1996 were $79.0 million, an increase of $10.9 million or 16.0% as compared to the first six months of 1995. The most significant increase in interest-bearing deposits occurred in interest-bearing demand deposits and certificates of deposit. The interest-bearing demand deposit average balance for the first six months of 1996 was $37.9 million, an increase of $5.8 million or 18.1% over the first six months of 1995. The certificate of deposit average balance for the first six months of 1996 was $22.0 million, an increase of $3.7 million or 20.3% as compared to the first six months of 1995.

         The positive impact on net interest income from increased interest-earning assets for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was also partially offset by an increase in interest-bearing deposits. Average interest-bearing deposits for the three months ended June 30, 1996 were $79.1 million, an increase of $10.8 million or 15.8% as compared to the three months ended June 30, 1995. The most significant increase in interest-bearing deposits occurred in interest-bearing demand deposits and certificates of deposit. The interest-bearing demand deposit average balance for the three months ended June 30, 1996 was $38.2 million, an increase of $6.5 million or 20.5% as compared to the three months ended June 30, 1995. The certificate of deposit average balance for the three months ended June 30, 1996 was $21.5 million, an increase of $2.8 million or 14.9% as compared to the three months ended June 30, 1995.

         Net interest margin is calculated as the tax-equivalent net interest income divided by the average earning assets and represents the Corporations' net yield on its earning assets. The net interest margin increased from 5.20% to 5.34% for the six months ended June 30, 1995 and 1996, respectively. This increase is primarily resultant from the interest yield of interest-earning assets which increased 18 basis points from 7.82% to 8.00% for the six months ended June 30, 1995 and 1996, respectively. The most significant increase in yield occurred in the investment and loan portfolios. The yield from the investment portfolio increased 58 basis points from 5.51% to 6.09%. The yield from the loan portfolio increased 8 basis points from 9.18% to 9.26% for the six months ended June 30, 1995 and 1996, respectively. These increases in interest yields were partially offset by a decrease in the yield from federal funds sold which declined 71 basis points from 6.03% to 5.32% for the six months ended June 30, 1995 and 1996, respectively.

         The increased yield from interest-earning assets was also partially offset by the cost of average interest-bearing deposits which increased 4 basis points to 3.51% for the first six months of 1996 as compared to 3.47% for the first six months of 1995. In addition, average interest-earning assets for the first six months of 1996 increased $14.4 million or 16.0% from $90.1 million for the first six months of 1995. The most significant increase in interest rates was in the rate paid for time deposit balances which increased 24 basis points from 3.88% to 4.12% for the six months ended June 30, 1995 and 1996, respectively. This increase was offset partially by a decrease in the rate paid for interest-bearing demand deposits. This rate decreased 17 basis points from 3.02% for the first six months of 1995 to 2.85% for the first six months of 1996.

         The net interest margin for the three months ended June 30, 1996 was 5.41%, a decrease of 9 basis points from 5.50% for the three months ended June 30, 1995. This decrease is primarily resultant from a decline in the interest yield from interest-earning assets of 18 basis points from 8.15% to 7.97% for the three months ended June 30, 1995 and 1996, respectively. The most significant decline in interest yield was in the loan portfolio which declined 50 basis points from 9.69% to 9.19% for the three months ended June 30, 1995 and 1996, respectively. The interest yield from federal funds sold also declined 76 basis points from 6.06% to 5.30% for the three months ended June 30, 1995 and 1996, respectively. In addition, average interest-earning assets for the three months ended June 30, 1996 increased $13.8 million or 15.1% from $91.6 for the three months ended June 30, 1995. Partially offsetting the decrease in yield from the loan portfolio and federal funds sold was the investment portfolio for which the yield increased 65 basis points from 5.48% to 6.13% for the three months ended June 30, 1995 and 1996, respectively.

             The decreased yield from interest-earning assets was also partially offset by a decrease in the rate paid for interest-bearing deposits which decreased 14 basis points from 3.56% for the three months ended June 30, 1995 to 3.42% for the three months ended June 30 1996. This decrease was primarily resultant from the rate paid for interest-bearing demand deposits which declined 27 basis points from 3.04% for the three months ended June 30, 1995 to 2.77% for the three months ended June 30, 1996.

         The table below illustrates the changes in interest rate margin and interest rate spread based on average amounts outstanding for the six and three months ended June 30, 1996 and 1995.


                                            SIX MONTHS ENDED           THREE MONTHS ENDED
                                            ----------------           ------------------
                                            JUNE 30,                   JUNE 30,
                                            --------                   --------

                                            1996     1995              1996     1995
                                            ----     ----              ----     ----
ASSETS
         Securities                        6.09%    5.51%             6.13%    5.48%
         Fed Funds                         5.32%    6.03%             5.30%    6.06%
         Loans                             9.26%    9.18%             9.19%    9.69%
                                           -----    -----             -----    -----
Total Earning Assets                       8.00%    7.82%             7.97%    8.15%
                                           =====    =====             =====    =====
LIABILITIES
         Demand Deposits                   2.85%    3.02%             2.77%    3.04%
         Savings Deposits                  2.51%    2.63%             2.42%    2.67%
         Time Deposits                     5.26%    4.75%             5.23%    4.98%
         Repurchase Agreements             4.41%    4.93%             4.31%    5.07%
                                           -----    -----             -----    -----
Total Int Bearing Liabilities              3.51%    3.47%             3.42%    3.56%
                                           =====    =====             =====    =====

Net Interest Rate Spread                   4.49%    4.35%             4.55%    4.59%
Net Interest Rate Margin                   5.34%    5.20%             5.41%    5.50%

         Net interest income is also affected by the mix of interest-earning assets and interest-bearing and non-interest bearing liabilities. Average loans, which are the highest yielding earning assets, for the six months ending June 30, 1996 were 55.9% of average assets as compared to 57.3% of average assets for the six months ending June 30, 1995. The average balance for certificates of deposit and repurchase agreements, which are the highest yielding liabilities, for the six months ending June 30, 1996 were 21.8% of average assets as compared to 21.3% for the six months ending June 30, 1995. Average non-interest bearing deposits for the six months ending June 30, 1996 were 21.3% of average assets as compared to 21.0% for the six months ended June 30, 1995. The average balance for non-interest bearing deposits was $24.4 million for the six months ended June 30, 1996 as compared to $20.6 million for the six months ended June 30, 1995, an increase of $3.8 million or 18.5%.

         Average loans for the three months ended June 30, 1996 were 56.3% of average assets as compared to 58.1% of average assets for the three months ended June 30, 1995. The average balance for certificates of deposit and repurchase agreements for the three months ended June 30, 1996 was 20.9% of average assets as compared to 21.3% for the three months ended June 30, 1995. Average non-interest demand deposit balances for the three months ended June 30, 1996 were 21.7% of average assets as compared to 20.5% for the three months ended June 30, 1995. The average balance for non-interest demand deposits was $25.0 million for the three months ended June 30, 1996 as compared to $18.9 million for the three months ended June 30, 1995, an increase of $6.1 million or 32.5%.


NON-INTEREST INCOME

         Non-interest income was $437,000, an increase of 46.9% or $140,000 for the first six months of 1996 compared to $297,000 for the first six months of 1995. A primary component of non-interest income is fee income generated by the Corporations' Residential Mortgage Department. This fee income was $112,000 for the first six months of 1996, compared to $13,000 for the first six months of 1995. Service charges on depositor accounts, a component of non-interest income, was $239,000 for the first six months of 1996 a decrease of 2.9% from $246,000 from the first six months of 1995.

         Non-interest income was $252,000, an increase of 58.1% or $92,000 for the three months ended June 30, 1996 compared to $159,000 for the three months ended June 30, 1995. Fee income from the Residential Mortgage Department was $60,000 for the three months ended June 30, 1996 as compared to $6,000 an increase of $54,000. Service charges on depositor accounts was $123,000 for the three months ended June 30, 1996 a decrease of $5,000 or 3.7% from $128,000 for the three months ended June 30, 1995.

         In February 1996, the Corporation announced that monthly charges for demand deposit accounts would be discontinued. Management expects the discontinuance of monthly charges to reduce non-interest income. Management also believes the "free-checking accounts" will enable greater access to new and existing markets. Management also believes that non-interest bearing deposits will increase which will help maintain a relatively lower average cost of funds.

NON-INTEREST EXPENSES

         Non-interest expense increased $212,000 or 10.1% in the first six months of 1996 compared to the first six months of 1995. Non-interest expense increased $101,000 or 9.2% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Expenditures related to salaries and occupancy and equipment are the primary components of non-interest expense and represent the largest portion of the increase. Salaries and benefits increased 12.6% or $131,000 in the first six months of 1996 compared to the first six months of 1995. Salaries and benefits increased 9.0% or $49,000 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. These increases were due primarily to staff additions for the residential mortgage department as well as merit increases in salaries.

         Occupancy and equipment expenses increased $35,000 or 10.2% in the first six months of 1996 compared to the first six months of 1995. This increase was primarily due to repair and maintenance expenses, the most significant of which was snow removal expense.

         There was minimal expense for FDIC insurance for the six months and three months ended June 30, 1996 as compared to $89,000 for the six months ended June 30, 1995 and $44,000 for the three months ended June 30, 1995. This decrease was the result of recently enacted federal legislation which lowered the premium for the Corporation.

         Data Processing expense increased $22,000 or 14.1% for the six months ended June 30,1996 as compared to the six months ended June 30, 1995. This increase is primarily the result of increased transaction processing costs associated with growth of the depositor base.

         A primary component in the $112,000 or 23.0% increase in other operating expenses for the first six months of 1996 as compared to the first six months of 1995 is a loss of $17,000 on the sale of other real estate owned
(OREO) properties. These were residential properties taken in foreclosure and sold. Legal fees, primarily related to Securities and Exchange Commission filings and debt collection, increased $28,000 for the first six months of 1996 as compared to the first six months of 1995. In addition, audit expenses increased $14,000 with implementation of an internal audit function. Expenses for supplies increased $11,000 for the six months ending June 30, 1996 as compared to the six months ending June 30, 1995.

INCOME TAXES

         Income taxes increased $90,000 or 74.8% to $210,000 from $120,000 in the first six months of 1996 and 1995, respectively. The increase resulted primarily from the higher level of pre-tax income. The effective tax rates for the first six months of 1996 and 1995 were 30.0% and 29.4% respectively.

PROVISIONS FOR POSSIBLE LOAN LOSSES

         The Corporation determines the provision for possible loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect a borrower's ability to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. While management believes the allowance for loan losses is currently adequate, further additions to the allowance will be predicated upon general economic conditions and/or the condition of specific borrowers and overall growth of the loan portfolio. Provisions for possible loan losses were $145,000 for the first six months of 1996 as compared to a provision of $150,000 for the first six months of 1995. The lower provision for the first six months of 1996 was due to overall improvement in credit quality. The allowance for possible loan losses was $719,000 at June 30, 1996 and $651,000 at June 30, 1995. The Bank had net
charge-offs of $21,000 and $103,000 for the six months ended June 30, 1996 and 1995, respectively.

         The following is a summary of the activity in the allowances for loan losses for the six months ended June 30, 1996 and 1995.

                                                                                    1996                       1995
                                                                                    ----                       ----
         Balance at the beginning of period                                     $595,593                   $604,054
         Provision for loan losses                                               145,000                    150,000
         Recoveries                                                               16,919                     12,384
         Losses charged against the allowance                                    (38,042)                  (115,458)
                                                                                --------                   --------
         Balance at June 30, 1996                                               $719,470                   $650,980
                                                                                ========                   ========

         The slight reduction in the provision for loan losses in the first six month period of 1996 along with an increase in total loans reflects the improvement in total loan quality at June 30, 1996. Management has, through its most recent analysis of the adequacy of the allowance for loan losses completed as of June 30, 1996, determined the allowance to be adequate. Future additions to the allowance for possible loan losses through provisions charged to operations will be determined as a result of managements' continuing analysis of the adequacy for the allowance of possible loan losses.

         The following is a summary of the Company's non-performing assets as of June 30, 1996 and December 31, 1995.

                                                                JUNE 30                    DEC 31
         (DOLLARS IN THOUSANDS)                                    1996                      1995
         ----------------------                                    ----                      ----
         Past due 90 days or more and
          still accruing                                            $27                       $10
         Non-Accrual loans                                          292                       320
                                                                    ---                       ---
         Total non-performing loans                                 319                       330
         Other Real Estate Owned                                    440                       638
                                                                    ---                       ---
         Total Non-Performing Assets                               $759                      $968
                                                                   ====                      ====

         Non-performing loans as a
          percentage of loans                                      0.48%                     0.52%
         Non-performing loans as a
          percentage of loans and OREO                             0.47%                     1.52%
         Non-performing assets as a
          percentage of assets                                     0.65%                     0.86%

         One OREO property in the amount of $440,000 accounts primarily for the non-performing assets. This loan was previously classified by the Bank and included in management's analysis of the adequacy of the loan loss reserve. The OREO at June 30, 1996 is one commercial property valued at $440,000 taken in foreclosure The ratio of non-performing loans as a percentage of loans and OREO decreased from 0.86% to 0.65% from December 31, 1995 to June 30, 1996. This decrease was primarily due to the sale of OREO and decrease of total non-performing loans. The amount of loans past due more than ninety days and still accruing has decreased, the decrease is the result of several unrelated loans. These loans were previously classified by Management and considered in the reserve for loan loss analysis. When loans are placed on non-accrual, accrued income form the current period is reversed from current earnings. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on non-accrual if the collateral is sufficient to recover the principal. All non-accrual loans are, in the opinion of management, either adequately collateralized, in process of collection, or adequately provided for in the Corporations' allowance for possible loan losses.

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

         At June 30, 1996, cash, securities classified as available for sale, and federal funds sold were 28.0% of total assets compared to 26.9% of total assets at December 31, 1995. Asset liquidity is also provided by managing loan and securities investment maturities. At June 30, 1996, approximately $21.8 million or 32.4% of loans would mature or reprice within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

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

         The Corporations' Tier 1 Risk Based Capital Ratio was 15.1% at June 30, 1996 compared to 15.8% at December 31, 1995. The Corporations' Total Risk Based Capital Ratio was 16.2% at June 30, 1996 compared to 16.8% at December 31, 1995. These ratios are in excess of the mandated minimum requirements of 4.0% and 8.0% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At March 31, 1996, the Corporations' Leverage Ratio was 9.0% which exceeded the required minimum leverage ratio of 4.0%.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Election of Directors. Set forth below is information concerning each matter submitted to a vote at the Corporation's Annual Meeting of Shareholders on May 14,1996 (the "Annual Meeting"):

         Each of the following persons was elected as a director of the Corporation to serve until the Annual Meeting in the year indicated:

                             TERM TO                   NUMBER OF VOTES
                             -------                   ---------------
     NAME                    EXPIRE                    FOR     AGAINST
     ----                    ------                    ---     -------

Michael G. Brennan              1999                   745,096        0

Joseph A. Riggs                 1999                   744,457        0

Doris M. Damm                   1999                   741,718        0

         In addition, the following directors continued as directors with terms expiring in the years indicated:

                  NAME                                        TERM TO EXPIRE
                  ----                                        --------------

                  Gerard M. Banmiller                              1997
                  Elizabeth Burns                                  1998
                  Letitia Colombi                                  1998
                  Gerald DeFelicis                                 1998
                  Robert T. Pluese                                 1997
                  Frank Smith                                      1997

(b) Auditors. Shareholders also ratified the appointment of KPMG Peat Marwick as auditors.

                        FOR          AGAINST         ABSTENTIONS       NON-VOTES
                        ---          -------         -----------       ---------
KPMG Peat Marwick
as Independent
Auditors:           741,340           11,133             854            175,542



ITEM 5  OTHER INFORMATION

         The Corporation purchased three existing branch locations from Pittsburgh National Bank for a total of $940,000 and anticipates rennovations to total $500,000. These costs will be depreciated over the expected useful lives of the buildings. In addition, the Corporation has assumed a lease for a fourth branch location from Meridian Bank. The cost of the lease averages $54,000 annually over the next five years. The Corporation has the option to extend the lease for four additional five year periods. The lease amount at the renewal dates increases approximately 10%. The cost of improvements is anticipated to be $75,000 which will be expensed over the lease period. The Corporation plans to open the leased branch in September 1996. The other locations are anticipated to be opened at the pace of one in each of the first three quarters of 1997. These branches are located in the Corporations primary service areas or in areas congruent to the primary service areas. The Corporations anticipates the branches will be profitable within eighteen to twenty-four months after opening.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL HOLDING CORPORATION




Date:  August 12, 1996 By: /s/ Gerard M. Banmiller
                           --------------------------------------
                  Gerard M. Banmiller
                    President & Chief Executive Officer

Date:  August 12, 1996 By: /s/ Kevin L. Kutcher
                           --------------------------------------
                   Kevin L. Kutcher
                         Executive Vice President/Chief Financial Officer