Form 10-Q
period 1996-09-30
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1996-11-13
CIK 872401

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996.

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

                             Yes  X           No
                                 ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   NUMBER OF SHARES
         CLASS                               OUTSTANDING AS OF NOVEMBER 8, 1996
         -----                               ----------------------------------
Common Stock, $5.00 par value                            932,166

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              NO.
                                                                            ---
Item 1     Financial Statements

           Consolidated Balance Sheets - September 30, 1996 and
            December 31, 1995                                                 3

           Consolidated Income Statements - Three Months ended
            September 30, 1996 and 1995; Nine months ended September 30,
            1996 and 1995.                                                    4

           Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1996 and 1995                     5

           Notes to Consolidated Financial Statements -
            September 30, 1996                                                6

Item 2     Management's Discussion and Analysis
            of Financial Condition and Results of Operations                  8


PART II.   OTHER INFORMATION

           No response required


           Signatures                                                        18

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30        DECEMBER 31
        ASSETS                                      1996               1995
        ------                               -----------        -----------
Cash and Due from Banks                      $ 7,877,369        $5,473,753
Federal Funds Sold                            10,702,094         1,550,000
Securities Available for Sale                 18,170,419        23,375,476
Investment Securities (Market Value
 of $14,571,517 September 30, 1996 and
 $15,888,289 at December 31, 1995)            14,505,347        15,684,985
Loans                                         71,012,028        63,137,885
 Less: Allowance for Loan Losses                (837,412)         (595,593)
                                            ------------      ------------
 Net Loans                                    70,174,616        62,542,292
Bank Premises and Equipment, Net               2,961,376         1,934,602
Accrued Interest Receivable                      822,455           978,455
Deferred Tax Assets                               89,221            45,085
Other Assets                                   1,886,482         1,260,465
                                            ------------      ------------
        Total Assets                        $127,189,379      $112,845,113
                                            ============      ============
        LIABILITIES
        -----------
Demand Deposits                              $71,650,237       $60,762,250
Savings Deposits                              17,225,600        15,752,883
Time Deposits                                 22,046,004        22,989,356
                                            ------------      ------------
        Total Deposits                       110,921,841        99,504,489
Accrued Interest Payable                         547,661           471,805
Securities Sold Under Repurchase
 Agreements                                    4,898,476         2,777,677
Other Liabilities                                201,837           129,866
                                            ------------      ------------
        Total Liabilities                    116,569,815       102,883,837
                                            ------------      ------------

        SHAREHOLDERS' EQUITY
        --------------------
Common Stock $5 Par Value
 Authorized 1,600,000 Shares
 Issued 932,166 Shares 1996 and
 884,637 Shares 1995                           4,711,830         4,695,345
Additional Paid In Capital                     4,340,577         4,327,162
Retained Earnings                              1,729,146         1,015,080
Less Treasury Stock, at Cost,
 10,200 Shares                                  (118,844)         (118,844)
Unrealized Gain/(Loss) on Securities
 Available for Sale                              (43,145)           42,533
                                            ------------      ------------
        Total Shareholders' Equity            10,619,564         9,961,276
                                            ------------      ------------
        Total Liabilities &
         Shareholders' Equity               $127,189,379      $112,845,113
                                            ============      ============

The accompanying notes are an integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS



                                            FOR THE NINE MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30

                                                   1996          1995            1996          1995
                                                   ----          ----            ----          ----
         Interest Income:
Interest and Fees on Loans                   $4,525,153    $3,992,723      $1,586,520     1,336,074
Interest on Federal Funds Sold                  244,435       235,436         137,318       112,623
Interest and Dividends on Investments         1,537,520     1,165,264         479,527       399,476
                                             ----------    ----------      ----------    ----------
         Total Interest Income                6,307,108     5,393,423       2,203,365     1,848,173
                                             ----------    ----------      ----------    ----------

         Interest Expense:
Interest on Demand Deposits                     939,800       833,010         338,511       284,965
Interest on Savings Deposits                    302,554       295,021         100,786        97,349
Interest on Time Deposits                       855,648       706,641         279,958       273,548
                                             ----------    ----------      ----------    ----------
         Total Interest Expense               2,098,002     1,834,672         719,255       655,862
                                             ----------    ----------      ----------    ----------

Net Interest Income                           4,209,106     3,558,751       1,484,110     1,192,311
Provision for Loan Losses                       265,000       180,000         120,000        30,000
                                             ----------    ----------      ----------    ----------
Net Int Income After Provision
 for Loan Losses                              3,944,106     3,378,751       1,364,110     1,162,311
                                             ----------    ----------      ----------    ----------

         Other Income:
Service Charges on Deposit Accounts             368,450       364,151         129,433       117,878
Other Income, Service Charges and Fees          299,563        85,225         101,677        38,014
                                             ----------    ----------      ----------    ----------
         Total Other Income                     668,013       449,376         231,110       155,892
                                             ----------    ----------      ----------    ----------

         Other Expenses:
Salaries, Wages and Employee Benefits         1,789,822     1,525,989         620,544       487,705
Occupancy and Equipment Expenses                565,316       517,068         189,928       176,310
FDIC Insurance Expense                            1,500        84,493               0             0
Data Processing Expense                         266,309       237,133          91,367        83,822
Other Operating Expenses                        943,342       730,946         346,218       245,446
                                             ----------    ----------      ----------    ----------
         Total Other Expenses                 3,566,289     3,095,629       1,248,057       993,283
                                             ----------    ----------      ----------    ----------

Income Before Income Taxes                    1,045,830       732,498         347,163       324,920
Income Tax Expense                              331,764       227,600         122,000       107,600
                                             ----------    ----------      ----------    ----------
Net Income                                      714,066       504,898         225,163       217,320
                                             ==========    ==========      ==========    ==========


The accompanying notes are a integral part of these statements.

COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                 1996             1995
                                                                                 ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                   $714,066         $287,578
Adjustments To Reconcile Net Income to Net Cash By
Operating Activities:
         Depreciation and Amortization                                        172,535          103,261
         Provision For Loan Losses                                            265,000          150,000
         Accretion (Amortization) of Discount
          (Premium) on Securities, Net                                        (33,111)          16,568
         Loss On Sale of Securities Available For Sale                          5,127                0
         Loss On Sale of Other Real Estate                                     14,893           26,871
         Decrease (Increase) In Accrued Interest Receivable                   156,000            (292)
         Decrease (Increase) In Deferred Tax Assets                           (44,136)          84,409
         Increase In Other Assets                                            (640,910)        (379,162)
         Increase In Accrued Int. Payable                                      75,856          123,107
         Increase In Other Liabilities                                         71,971           21,815
                                                                          -----------      -----------
         Total Adjustments                                                     43,225          146,577
                                                                          -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     757,291          434,155

CASH FLOW FROM INVESTING ACTIVITIES:
         Proceeds From Maturity and Sales Of Securities
          Available For Sale (AFS)                                         12,511,687        3,000,000
         Proceeds From Maturities and Prepayments
          Of Investment Securities                                          5,262,973        1,275,499
         Purchases Of Securities AFS                                       (7,371,444)               0
         Purchases Of Investment Securities                                (4,076,182)      (1,915,473)
         Loans Made To Customers, Net                                      (7,897,324)      (4,169,455)
         Premises And Equipment Expenditures                               (1,199,309)        (166,401)
                                                                          -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                                      (2,769,599)      (1,975,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net Increase in Deposits                                          11,417,352        4,971,303

         Net Increase (Decrease) In Short
           Term Borrowings                                                  2,120,766        (316,525)

         Proceeds from Issuance of Common Stock Under
           Director and Officer Stock Option Plan                              29,900                0
                                                                          -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  13,568,018        4,654,778
                                                                          -----------      -----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                     11,555,710        3,113,103

CASH AND CASH EQUIVALENTS AS OF BEGINNING OF YEAR                           7,023,753        7,527,626
                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30                              $18,579,463      $10,640,729
                                                                          ===========      ===========
SUPPLEMENTAL DISCLOSURE:
Cash Paid During The Nine Months Ended September 30,:
         Interest                                                          $1,878,547         $906,759
         Income Taxes                                                         315,582           96,000
Non-Cash Items:
         Net Unrealized Loss From
          Securities AFS                                                       65,371           83,756
         Tax Effect Of Unrealized Loss
          From Securities AFS                                                  22,226           55,279
         Acquisition of Real Estate in Settlement of Loans                          0          504,941


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Community Financial Holding Corporation (the Corporation) and its wholly owned subsidiary Community National Bank of New Jersey (the Bank) as of September 30, 1996 and 1995 and the results of their operations for the three and nine months ended September 30, 1996 and 1995. The accounting policies and reporting practices of the Corporation are in accordance with generally accepted accounting principals and have been followed on a consistent basis.

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

         The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER SHARE

         Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. The computation of the September 30, 1996 and 1995 weighted average number of common shares gives retroactive recognition to a 5% stock dividend declared on November 13, 1995 payable to shareholders of record on December 1, 1995. In addition, the computation of the September 30, 1996 weighted average number of shares gives recognition to 3,297 options for common stock which were exercised on August 8, 1996 by a former director under the Director and Officer Stock Option Plan. The weighted average number of shares used in the computation for the three and nine months ended September 30, 1995 was 944,520. The weighted average number of shares used in the computation for the three and nine months ended September 30, 1996 was 946,419 and 945,158, respectively.

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

         The unrealized loss on securities available for sale was $43,000 at September 30, 1996 as compared to a gain of $42,533 at December 31, 1995. This decrease is primarily due to the current interest rate environment and the short term nature of portfolio maturities.

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

NOTE 5. OTHER ASSETS

         In June 1995, the Bank foreclosed on a commercial property which is classified as Other Real Estate Owned (OREO). The fair value of the property is recorded as $440,000 and is currently being marketed for sale. The loan was written down to its fair value with an offset to the reserve for possible loan losses. The loan secured by the property was previously classified by management and as such was included in managements' analysis of the adequacy of the reserve for possible loan losses. This property was sold on October 15, 1996 which resulted in a gain of $11,000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

         The Corporation reported net income for the first nine months of 1996 of $714,000, an increase of $209,000, or 41.4% when compared to the first nine months of 1995. The increase in earnings was due primarily to an increase in net interest income and non-interest income. The increase in earnings was partially offset by increases in the provision for loan losses and non-interest expense.

         The Corporation also reported net income of $225,000 for the three months ended September 30, 1996, an increase of $8,000 or 3.6% when compared to the three months ended September 30, 1995. The increase in earnings was due primarily to an increase in net interest income and non-interest income. These increases were partially offset by increases in the provision for loan losses and non-interest expense.

         Net interest income for the nine months ended September 30, 1996 was $4.2 million, an increase of $650,000 or 18.3% over the first nine months of 1995. Non-interest income for the first nine months of 1996 was $668,000, an increase of $219,000 or 48.6% over the first nine months of 1995. The provision for loan losses was $265,000 for the first nine months of 1996, an increase of $85,000 or 47.2% over the first nine months of 1995. Non-interest expense was $3.6 million for the first nine months of 1996, an increase of $471,000 or 15.2% over the first nine months of 1995.

         Net interest income for the three months ended September 30, 1996 was $1.5 million, an increase of $292,000 or 24.5% over the three months ended September 30, 1995. Non-interest income for the three months ended September 30, 1996 was $231,000, an increase of $75,000 or 48.3% over the three months ended September 30, 1995. The provision for loan losses for the three months ended September 30, 1996 was $120,000, an increase of $90,000 or 300.0% from the provision for the three months ended September 30, 1995. The increase in the provision for loan losses is predominantly the result of loan growth and is consistent with management's analysis of the risk inherent in the loan portfolio. Non-interest expenses for the three months ended September 30, 1996 were $1.2 million, an increase of $255,000 or 25.6% as compared to the three months ended September 30, 1995.

         Expressed on a per share basis (after giving retroactive effect to the payment of a 5% stock dividend in 1995 and the issuance of stock under the Directors and Officers Stock Option Plan), net income for the first nine months of 1996 was $0.76 per share compared to $0.53 per share for the first nine months of 1995, an increase of 43.4%. Net income for the three months ended September 30, 1996 was $0.24 per share compared to $0.23 per share for the three months ended September 30, 1995, an increase of 4.3%. Book value per share as of September 30, 1996 was $11.39 an increase of 4.8% from book value per share of $10.87 at September 30, 1995.

         The Corporation's assets totalled $127.2 million at September 30, 1996, an increase of $14.3 million or 12.7% over total assets of $112.8 million at December 31, 1995. The increase was due primarily to growth in deposits which increased $11.4 million or 11.5% from December 31, 1995 primarily from increased market share in the Corporations' primary service area. Repurchase Agreements also increased $2.1 million or 76.3% from December 31, 1995. The increase in deposits funded an increase in total loans which were $71.0 million at September 30, 1996 compared to $63.1 million at December 31, 1995, an increase of $7.9 million or 12.5%. The remainder of the increase in deposits, along with net maturities and sales of securities of $6.2 million and the increase in Repurchase Agreements, is held as cash and cash equivalents which includes federal funds sold. Cash and cash equivalents increased $11.6 million or 164.5% to $18.6 million at September 30, 1996 from $7.0 million at December 30, 1995. The increase is primarily in interest bearing federal funds sold. Interest earning federal funds sold total $10.7 million or 57.6% of total cash and cash equivalents. The investment portfolio was $32.7 million at September 30, 1996, a decrease of $6.4 million or 16.3% from $39.1 million at December 31, 1995.

         The increase in Bank premises from December 31, 1995 to September 30, 1996 of $1.0 million is primarily the result of the Corporations' purchase on July 19, 1996 of three existing branch locations for a total of $933,000. The purchase was for physical locations only and did not include depositor accounts. Renovations are expected to total approximately $600,000. These costs will be depreciated over the expected useful lives of the buildings. In addition, the Corporation has assumed a five year lease for a fourth branch. The Corporation has the option to extend the lease for four additional five year periods. The lease amount at the renewal dates increases approximately 10%. The cost of improvements was $53,000 which will be expensed over the lease period. This branch opened on September 16, 1996. The other locations are anticipated to be opened at the pace of one in each of the first three quarters of 1997. These branches are located in the Corporations' primary service area. The Corporation expects the branches will be profitable within twenty-four to thirty months after opening.

         The increase in other assets from December 31, 1995 to September 30, 1995 of $626,000 is primarily mortgages sold to investors for which funding is not yet received. These mortgages are originated by the Residential Mortgage Department and earn interest income from the purchasing investor.

         The unrealized loss on securities available for sale at September 30, 1996, net of taxes, was $43,000. The change from a gain of $42,000 at December 31, 1995 is due primarily to the short term maturities of the available for sale portfolio and the current nature of the interest rate environment. Maturities have primarily been used to fund loans and short term investments.


NET INTEREST INCOME

         The principal source of revenue for the Corporation is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits. Changes in the volume and mix of interest- earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest income was $4.2 million for the nine months ended September 30, 1996. This represents a 18.3% increase when compared to net interest income of $3.6 million for the same period in 1995. Net interest income for the three months ended September 30, 1996 was $1.5 million. This represents a 24.5% increase when compared to net interest income of $1.2 million for the same period in 1995.

         Average interest-earning assets for the first nine months of 1996 were $106.5 million, an increase of $14.6 million or 15.8% as compared to the first nine months of 1995. The most significant increase in average earning assets occurred in the loan and investment portfolios. The loan portfolio average balance for the first nine months of 1996 was $65.3 million, an increase of $8.6 million or 15.3% as compared to the first nine months of 1995. The investment portfolio average balance for the first nine months of 1996 was $35.1 million, an increase of $5.0 million or 16.7% over the average balance for the first nine months of 1995. These increases were funded primarily from an increase in deposits.

         Average interest-earning assets for the three months ended September 30, 1996 were $110.6 million, an increase of $14.8 million or 15.5% as compared to the three months ended September 30, 1995. The most significant increase in average earning assets occurred in the loan portfolio and federal funds sold. The loan portfolio average balance for the three months ended September 30, 1996 was $68.3 million, an increase of $10.6 million or 18.4% as compared to the three months ended September 30, 1995. The average balance for federal funds sold for the three months ended September 30, 1996 was $10.4 million, an increase of $2.7 million or 35.6% as compared to the three months ended September 30, 1995. These increases were funded primarily from an increase in deposits.

         The positive impact on net interest income from increased interest-earning assets for the first nine months of 1996 as compared to the first nine months of 1995 was partially offset by an increase in interest-bearing deposits. Average interest-bearing deposits for the first nine months of 1996 were $80.3 million, an increase of $10.5 million or 15.1% as compared to the first nine months of 1995. The most significant increase in interest-bearing deposits occurred in interest-bearing demand deposits and certificates of deposit. The interest-bearing demand deposit average balance for the first nine months of 1996 was $39.0 million, an increase of $6.0 million or 18.1% over the first nine months of 1995. The average balance for certificates of deposit for the first nine months of 1996 was $21.9 million, an increase of $2.6 million or 13.7% over the first nine months of 1995.

         The positive impact on net interest income from increased interest-earning assets for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 was also partially offset by an increase in interest-bearing deposits. Average interest-bearing deposits for the three months ended September 30, 1996 were $82.9 million, an increase of $9.9 million or 13.6% as compared to the three months ended September 30, 1995. The most significant increase in interest-bearing deposits occurred in interest-bearing demand deposits and savings deposits. The interest-bearing demand deposit average balance for the three months ended September 30, 1996 was $41.1 million, an increase of $6.3 million or 18.1% as compared to the three months ended September 30, 1995. The average balance for savings deposits for the three months ended September 30, 1996 was $16.4 million, an increase of $1.6 million or 10.7% as compared to the three months ended September 30, 1995.

         Net interest margin is calculated as the tax-equivalent net interest income divided by the average earning assets and represents the Corporations' net yield on its earning assets. The net interest margin increased from 5.30% to 5.38% for the nine months ended September 30, 1995 and 1996, respectively. This increase is primarily resultant from the interest yield of interest-earning assets which increased 5 basis points from 7.96% to 8.01% for the nine months ended September 30, 1995 and 1996, respectively. The most significant increase in yield occurred in the investment portfolio. The yield from the investment portfolio increased 61 basis points from 5.56% to 6.17% for the nine months ended September 30, 1995 and 1996, respectively. The increase in interest yield from the investment portfolio was partially offset by a decrease in the yields from the loan portfolio and federal funds sold. The yield from the loan portfolio decreased 17 basis points from 9.42% to 9.25% for the nine months ended September 30, 1995 and 1996, respectively. The yield from federal funds sold declined 65 basis points from 5.95% to 5.30% for the nine months ended September 30, 1995 and 1996, respectively.

         The increased yield from interest-earning assets was enhanced by the cost of average interest-bearing deposits which decreased 3 basis points to 3.49% for the first nine months of 1996 as compared to 3.52% for the first nine months of 1995. The most significant decrease in interest rates was in the rate paid for interest-bearing demand deposits and savings deposits. The rate paid for interest-bearing demand deposits decreased 17 basis points from 3.01% to 2.84% for the nine months ended September 30, 1995 and 1996, respectively. The rate paid for savings deposits decreased 14 basis points from 2.63% to 2.49% for the nine months ended September 30, 1995 and 1996, respectively. These decreases were offset partially by an increase in the rate paid for certificates of deposit which increased 31 basis points from 4.91% to 5.22% for the first nine months of 1995 and 1996, respectively.

         The net interest margin for the three months ended September 30, 1996 was 5.45%, an increase of 38 basis points from 5.07% for the three months ended September 30, 1995. This increase is primarily resultant from an increase in the interest yield from interest-earning assets of 25 basis points from 7.79% to 8.04% for the three months ended September 30, 1995 and 1996, respectively. The most significant increase in interest yield was in the loan and investment portfolios. The yield from the loan portfolio increased 5 basis points from 9.19% to 9.24% for the three months ended September 30, 1995 and 1996, respectively. The yield from the investment portfolio increased 75 basis points from 5.61% to 6.36% for the three months ended September 30, 1995 and 1996, respectively. Partially offsetting the increases in yield from the loan and investment portfolios was the interest yield from federal funds sold which declined 58 basis points from 5.85% to 5.27% for the three months ended September 30, 1995 and 1996, respectively.

             The increased yield from interest-earning assets was enhanced by a decrease in the rate paid for interest-bearing deposits which decreased 12 basis points from 3.57% for the three months ended September 30, 1995 to 3.45% for the three months ended September 30, 1996. This decrease was primarily resultant from the rate paid for interest-bearing demand deposits and savings deposits. The rate paid for interest-bearing demand deposits declined 15 basis points from 2.96% for the three months ended September 30, 1995 to 2.81% for the three months ended September 30, 1996. The rate paid for savings deposits declined 16 basis points from 2.61% to 2.45% for the three months ended September 30, 1995 and 1996, respectively. Partially offsetting these declines in interest rates paid was the rate paid for repurchase agreements which increased 63 basis points from 4.48% to 5.11% for the three months ended September 30, 1995 and 1996, respectively. The rate paid for certificates of deposit was essentially unchanged from 5.14% for the three months ended September 30, 1995 to 5.15% for the three months ended September 30, 1996.

         The table below illustrates the changes in interest rate margin and interest rate spread based on average amounts outstanding for the nine and three months ended September 30, 1996 and 1995.

                                      NINE MONTHS ENDED       THREE MONTHS ENDED
                                      -----------------       ------------------
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                        -------------            -------------
                                        1996    1995             1996     1995
                                        ----    ----             ----     ----
ASSETS
         Securities                     6.17%   5.56%            6.36%   5.61%
         Fed Funds                      5.30%   5.95%            5.27%   5.85%
         Loans                          9.25%   9.42%            9.24%   9.19%
                                        -----   -----            -----   -----
Total Earning Assets                    8.01%   7.96%            8.04%   7.79%
                                        =====   =====            =====   =====
LIABILITIES
         Demand Deposits                2.84%   3.01%            2.81%   2.96%
         Savings Deposits               2.49%   2.63%            2.45%   2.61%
         Time Deposits                  5.22%   4.91%            5.15%   5.14%
         Repurchase Agreements          4.70%   4.82%            5.11%   4.48%
                                        -----   -----            -----   -----
Total Int Bearing Liabilities           3.49%   3.52%            3.45%   3.57%
                                        =====   =====            =====   =====

Net Interest Rate Spread                4.52%   4.44%            4.59%   4.22%
Net Interest Rate Margin                5.38%   5.30%            5.45%   5.07%

         Net interest income is also affected by the mix of interest-earning assets and interest-bearing and non-interest bearing liabilities. Average loans, which are the highest yielding earning assets, for the nine months ending September 30, 1996 were 56.1% of average assets as compared to 56.5% of average assets for the nine months ending September 30, 1995. The average balance for certificates of deposit and repurchase agreements, which are the highest yielding liabilities, for the nine months ending September 30, 1996 were 21.5% of average assets as compared to 21.7% for the nine months ending September 30, 1995. Average non-interest bearing deposits for the nine months ending September 30, 1996 were 21.7% of average assets as compared to 18.5% for the nine months ended September 30, 1995. The average balance for non-interest bearing deposits was $25.3 million for the nine months ended September 30, 1996 as compared to $18.5 million for the nine months ended September 30, 1995, an increase of $6.8 million or 36.6%.

         Average loans for the three months ended September 30, 1996 were 56.4% of average assets as compared to 55.1% of average assets for the three months ended September 30, 1995. The average balance for certificates of deposit and repurchase agreements for the three months ended September 30, 1996 was 21.0% of average assets as compared to 22.3% for the three months ended September 30, 1995. Average non-interest demand deposit balances for the three months ended September 30, 1996 were 22.4% of average assets as compared to 20.9% for the three months ended September 30, 1995. The average balance for non-interest demand deposits was $27.1 million for the three months ended September 30, 1996 as compared to $21.8 million for the three months ended September 30, 1995, an increase of $5.2 million or 24.0%.


NON-INTEREST INCOME

         Non-interest income was $668,000, an increase of 48.6% or $219,000 for the first nine months of 1996 compared to $449,000 for the first nine months of 1995. A primary component of non-interest income is fee income generated by the Corporations' Residential Mortgage Department. This fee income was $187,000 for the first nine months of 1996, compared to $48,000 for the first nine months of 1995. The remainder of the increase relates to various general banking activities such as check sales, safe deposit box rentals, early redemption penalty for time deposits and an $11,000 gain from the sale of Other Real Estate. Service charges on depositor accounts, a component of non-interest income, was $368,000 for the first nine months of 1996 an increase of 1.2% from $364,000 for the first nine months of 1995.

         Non-interest income was $231,000, an increase of 48.2% or $75,000 for the three months ended September 30, 1996 compared to $156,000 for the three months ended September 30, 1995. Fee income from the Residential Mortgage Department was $90,000 for the three months ended September 30, 1996 as compared to $35,000 for the three months ended September 30, 1995, an increase of $54,000. Service charges on depositor accounts was $129,000 for the three months ended September 30, 1996 an increase of $12,000 or 9.8% from $118,000 for the three months ended September 30, 1995. This increase is primarily the result of increased account activity such as return item fees as the number of demand deposit accounts has increased from 6,200 to 7,800 from September 30, 1995 to September 30, 1996.

         In February 1996, the Corporation announced that monthly charges for demand deposit accounts would be discontinued. Management expected the discontinuance of monthly charges to reduce non-interest income. Non-interest income has not declined, however, primarily as a result of new accounts attracted by the pricing change and associated income producing activities. Management also believes the "free-checking accounts" has enabled greater access to new and existing markets. Management also believes that non-interest bearing deposits will increase which will help continue to maintain a relatively lower average cost of funds.


NON-INTEREST EXPENSES

         Non-interest expense increased $471,000 or 15.2% to $3.6 million for the first nine months of 1996 compared to $3.1 million for the first nine months of 1995. Non-interest expense increased $255,000 or 25.6% to $1.2 million for the three months ended September 30, 1996 as compared to $993,000 for the three months ended September 30, 1995. Expenditures related to salaries and occupancy and equipment are the primary components of non-interest expense and represent the largest portion of the increase. Salaries and benefits increased 17.3% or $264,000 in the first nine months of 1996 as compared to the first nine months of 1995. Salaries and benefits increased 27.2% or $133,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. These increases were due primarily to staff additions for the residential mortgage department and a new branch as well as merit increases in salaries.

         Occupancy and equipment expenses increased $48,000 or 9.3% in the first nine months of 1996 compared to the first nine months of 1995. This increase was primarily due rental expense for the new leased branch location, depreciation expense and repair and maintenance expenses, the most significant of which was for snow removal.

         There was minimal expense for FDIC insurance for the nine months ended September 30, 1996 as compared to $84,000 for the nine months ended June 30, 1995 This decrease was the result of recently enacted federal legislation which lowered the premium for the Corporation.

         Data Processing expense increased $29,000 or 12.3% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase is primarily the result of increased transaction processing costs associated with growth of the depositor base.

         A primary component in the $212,000 or 29.1% increase in other operating expenses for the first nine months of 1996 as compared to the first nine months of 1995 relates to Other Real Estate Owned (OREO). There is a loss of $17,000 on the sale of OREO properties and expenses related to OREO properties increased $45,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. These were residential properties taken in foreclosure and sold. Legal fees, primarily related to Securities and Exchange Commission filings and debt collection, increased $39,000 for the first nine months of 1996 as compared to the first nine months of 1995. In addition, audit expenses increased $23,000 with implementation of an internal audit function. Expenses for supplies increased $9,000 for the nine months ending September 30, 1996 as compared to the nine months ending September 30, 1995.


INCOME TAXES

         Income taxes increased $104,000 or 45.8% to $332,000 from $228,000 in the first nine months of 1996 and 1995, respectively. The increase resulted primarily from the higher level of pre-tax income. The effective tax rates for the first nine months of 1996 and 1995 were 31.7% and 31.1% respectively.

         Income taxes increased $14,000 or 13.4% to $122,000 from $107,600 for the three months ended September 30, 1996 and 1995, respectively. The increase also resulted primarily from the higher level of pre-tax income. The effective tax rates for the three months ended September 30, 1996 and 1995 were 35.1% and 33.1%, respectively.

PROVISIONS FOR POSSIBLE LOAN LOSSES

         The Corporation determines the provision for possible loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect a borrower's ability to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. While management believes the allowance for loan losses is currently adequate, further additions to the allowance will be predicated upon general economic conditions and/or the condition of specific borrowers and overall growth of the loan portfolio. Provisions for loan losses were $265,000 for the first nine months of 1996 as compared to a provision of $180,000 for the first nine months of 1995. Provisions for loan losses were $120,000 for the three months ended September 30, 1996 as compared to $30,000 for the three months ended September 30, 1995. The higher provision was due primarily to overall growth of the loan portfolio. The allowance for possible loan losses was $837,000 at September 30, 1996 and $611,000 at September 30, 1995. The Bank had net charge-offs of $23,000 and $173,000 for the nine months ended September 30, 1996 and 1995, respectively.

         The following is a summary of the activity in the allowances for loan losses for the nine months ended September 30, 1996 and 1995.

                                                         1996        1995
                                                         ----        ----
         Balance at the beginning of period            $595,593     $604,054
         Provision for loan losses                      265,000      180,000
         Recoveries                                      42,889       17,410
         Losses charged against the allowance           (66,070)    (190,114)
                                                       --------     --------
         Balance at September 30, 1996                 $837,412     $611,350
                                                       ========     ========

         Management has, through its most recent analysis of the adequacy of the allowance for loan losses completed as of September 30, 1996, determined the allowance to be adequate. Future additions to the allowance for possible loan losses through provisions charged to operations will be determined as a result of managements' continuing analysis of the adequacy for the allowance of possible loan losses.

         The following is a summary of the Company's non-performing assets as of September 30, 1996 and December 31, 1995.

                                               SEPTEMBER 30          DEC 31
         (DOLLARS IN THOUSANDS)                        1996            1995
         ----------------------                        ----            ----
         Past due 90 days or more and
          still accruing                               $ 28            $ 10
         Non-Accrual loans                              388             320
                                                       ----            ----
         Total non-performing loans                     416             330
         Other Real Estate Owned                        440             638
                                                       ----            ----
         Total Non-Performing Assets                   $856            $968
                                                       ====            ====

         Non-performing loans as a
          percentage of loans                          0.59%           0.52%
         Non-performing loans as a
          percentage of loans and OREO                 0.58%           1.52%
         Non-performing assets as a
          percentage of assets                         0.67%           0.86%

         One OREO property in the amount of $440,000 accounts primarily for the non-performing assets. This loan was previously classified by the Bank and included in management's analysis of the adequacy of the loan loss reserve.
The OREO at September 30, 1996 is one commercial property valued at $440,000 taken in foreclosure. This property was sold on October 15, 1996 resulting in a gain of $11,000. The ratio of non-performing loans as a percentage of loans and OREO decreased from 0.86% to 0.58% from December 31, 1995 to September 30, 1996. This decrease was primarily due to the sale of OREO. The amount of loans past due more than ninety days and still accruing and non-accrual loans has slightly increased as the result of several unrelated loans. These loans were previously classified by Management and considered in the reserve for loan loss analysis. When loans are placed on non-accrual, accrued income form the current period is reversed from current earnings. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on non-accrual if the collateral is sufficient to recover the principal. All non-accrual loans are, in the opinion of management, either adequately collateralized, in process of collection, or adequately provided for in the Corporations' allowance for possible loan losses.

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

         At September 30, 1996, cash, securities classified as available for sale, and federal funds sold were 28.9% of total assets compared to 26.9% of total assets at December 31, 1995. Asset liquidity is also provided by managing loan and securities investment maturities. At September 30, 1996, approximately $21.8 million or 32.4% of loans would mature or reprice within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

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

         The Corporations' Tier 1 Risk Based Capital Ratio was 14.1% at September 30, 1996 compared to 15.8% at December 31, 1995. The Corporations' Total Risk Based Capital Ratio was 15.2% at September 30, 1996 compared to 16.8% at December 31, 1995. These ratios are in excess of the mandated minimum requirements of 4.0% and 8.0% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At September 30, 1996, the Corporations' Leverage Ratio was 8.8% which exceeded the required minimum leverage ratio of 4.0%.

PART II - OTHER INFORMATION


                    NO RESPONSE REQUIRED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL HOLDING CORPORATION




Date:  November 12, 1996 By:  /s/ GERARD M. BANMILLER
                            -------------------------------
                             Gerard M. Banmiller
                             President & Chief Executive Officer

Date:  November 12, 1996 By: /s/ KEVIN L. KUTCHER
                            -------------------------------
                             Kevin L. Kutcher
                             Executive Vice President/Chief Financial Officer