Form 10-K
period 1996-12-31
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1997-03-28
CIK 872401

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 and 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[  X  ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1996
                                      OR
[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number         0-24316

                     Community Financial Holding Corporation
             (Exact name of registrant as specified in its charter)

         New Jersey                               52-1712224
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

222 Haddon Ave, Westmont, N.J.                      08108
Address of principal executive offices            (Zip Code)

Registrant's telephone number, including area code (609) 869-7900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $5.00 per Share
           (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of issued and outstanding voting stock held by non-affiliates of the Registrant based upon a price of $17.63 per share, the average of the bid and asked prices of the Registrant's common stock on March 21, 1997 is $17,255,786. For purposes of this calculation, all directors and executive officers of the Registrant, and their associates, have been considered affiliates.

                      The Exhibit Index is located on Page

                              Cover Page Continued
                   (Applicable Only to Corporate Registrants)



The number of shares of Common Stock outstanding on March 21, 1997 was 978,774.



                       Documents Incorporated By Reference

      Portions of the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the close of the Corporation's fiscal year are incorporated by reference in Part III of this report.
------------------------------------------------------------------------------



                                      (ii)

                                     PART 1


ITEM 1. BUSINESS

GENERAL

      Community Financial Holding Corporation (the "Corporation") is a New Jersey business corporation, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Corporation was incorporated on April 23, 1991, and became an active bank holding company in April 1991 through the acquisition of 100% of the shares of Community National Bank of New Jersey, a full service commercial national bank established in 1987 (the "Bank"). The Bank accounts for substantially all of the consolidated assets, revenues and operating results of the Corporation. In March 1994, Community Investment Corporation, Inc. was formed as a wholly-owned subsidiary of the Bank, for the purpose of purchasing, holding and selling investments of the Bank. The Corporation's principal executive offices are located at 222 Haddon Avenue, Westmont, New Jersey 08108, and its telephone number is (609) 869-7900.

THE BANK

      The Bank's head office is located in Westmont, New Jersey and consists of a full service banking location and a nearby operations' support and servicing facility (including an ATM). The Bank's other full service banking offices are located in Audubon, Cherry Hill, Collingswood, Marlton and Westville, New Jersey. The Bank's primary service area consists of Audubon, Cherry Hill, Marlton, Westville, Westmont and contiguous communities in Camden, Gloucester and Burlington counties.

      The principal activity of the Bank is to provide its local communities with general commercial and retail banking services. The Bank offers commercial and consumer loans of all types, including real estate loans, residential mortgage loans, home equity loans and lines of credit, auto loans and other credit products. The Bank is not authorized to offer trust services and does not presently offer the sale of investment products such as mutual funds to its customers. The Bank's deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts.

      The Bank seeks to differentiate itself from its competitors by delivering superior service and offering longer service hours. As part of its commitment to delivering superior service, the Bank is engaged in an expansion program directed at additional southern New Jersey communities. The Bank has opened two branches in 1994 and one branch in 1996. The Bank opened a branch in February 1997 and intends to open two more branches in 1997.

      As of December 31, 1996, the Bank employed 68 persons on a full time basis and 12 persons on a part time basis. The Corporation has no paid employees.

      The Bank has outsourced virtually all of its data processing operations pursuant to a contract with Fiserv, Inc. for the provision of data processing services with respect to deposit accounts, checking accounts, loan accounts and other matters, and an agreement with IBAA Bancard, Inc. for certain credit card processing services. The Bank also has an agreement with Mellon Network Services for ATM processing services.

      As of December 31, 1996, the Bank had total assets of $126.5 million, total deposits of $111.4 million, and total stockholders equity of $10.9 million. The Bank's strategy for deposit acquisition and development has been to attract and retain core deposits, and the Bank traditionally has not priced its deposits to attract short term relationships. The Bank does not accept brokered deposits.

      At December 31, 1996, the Bank had loans of approximately $71.6 million (net of a $738,000 allowance for loan losses), representing approximately 57% of total assets. Securities, primarily U.S. treasury, U.S. government agency and local municipal securities, totaled approximately $33 million or approximately 26% of total assets. The Bank's lending activity is concentrated primarily in commercial loans (64% of its loan-portfolio) and consumer loans (29% of its loan portfolio). The Bank's commercial loan portfolio is largely made up of loans secured by owner occupied commercial real estate with an average loan to value ratio under 75%. There is no material concentration in the portfolio within any business or industry segment. The Bank's consumer portfolio consists of residential mortgage, home equity, automobile, credit card and personal loans. Approximately 45% of the consumer portfolio is home equity loans. The average loan to value ratio of these loans is 75%. The Bank's strategy is to make commercial loans based on its analysis of a borrowers' ability to repay the loan out of its operating cash flows. With few exceptions, the Bank also obtains real estate or other collateral for a loan, and typically requires repayment guarantees by principals of a borrower. Most of the Bank's commercial loans are made to small and medium size diverse businesses. The Bank has no land or residential development loans.

Risk elements in the loan portfolio include loans past due, non-accrual loans, other real estate owned and a concentration of loans to one type of borrower. The Bank closely monitors the loan portfolio to reduce the risk of delinquent and problem credits. Strict underwriting criteria which include loan to value and debt to income ratios are followed which also helps reduce credit risk in the loan portfolio. An internal loan review function is responsible for evaluating loan quality including adherence to underwriting criteria. This function reports directly to the Audit Committee of the Board of Directors. The Bank's loan portfolio is geographically concentrated in the southern New Jersey counties that make up its primary service area.

SERVICE AREA

      The Bank's head office is in Westmont, Camden County, New Jersey, and it has full service branch offices in Audubon, Collingswood and Cherry Hill, Camden County, New Jersey, Marlton, Burlington County, New Jersey and Westville, Gloucester County, New Jersey. The Bank's primary service area is Westmont, Audubon, Cherry Hill, Marlton and Westville and contiguous communities thereto. The Bank's primary service area is a diverse economic and employment market with no significant dependence on any one industry or large employer. Research materials available from the Federal Reserve Bank of Philadelphia report slight growth in the Bank's regional economy of New Jersey, Pennsylvania and Delaware through 1994 and continuing in 1995 and 1996. However the pace of growth has eased. The unemployment rate in New Jersey has decreased from 6.7% in the fourth quarter in 1994 to 5.2% in the fourth quarter of 1996 which approximates the national unemployment rate. However, most current economic indicators suggest the regional economy should continue to grow at a moderate pace in 1997. The profitability of the Bank is affected by economic conditions in the Bank's primary service area.

COMPETITION

      The banking business in the service area of the Bank, as well as the balance of New Jersey and the Delaware Valley area, is highly competitive with respect to both loans and deposits and is dominated by a number of major regional and super-regional banks which have many offices. Many of these institutions, particularly the larger banking firms that have enhanced their local presence through mergers in recent years, have substantially greater resources and offer a wider array of services, such as trust services, than the Bank. In addition, many of these institutions are permitted to make larger loans than the Bank. The Bank competes with these institutions primarily on the basis of service quality and hours of operation. The Corporation believes that the Bank's local presence of senior management and its Board of Directors, and their collective familiarity with its service area, affords the Bank an advantage in service, quality and understanding the needs of its customer base.

                           SUPERVISION AND REGULATION

GENERAL

      Bank holding companies and national banks are extensively regulated under Federal law. The following is a summary of certain Federal laws and regulations that govern the Corporation and the Bank. However, to the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable law or regulation could have a material effect on the business and prospects of the Corporation and the Bank. The regulation and inspection of the Corporation and the regulation and examination of the Bank by the regulatory authorities are designed primarily for the protection of depositors and not the Corporation or its shareholders.

BANK HOLDING COMPANIES

      The Corporation is a registered bank holding corporation under the Bank Holding Corporation Act of 1956, as amended (the "BHCA"), and is subject to regulation and inspection by the Federal Reserve Board. The BHCA restricts the activities of the Corporation and among other things requires the prior approval of the Federal Reserve Board in any case where a bank holding corporation proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or to merge or consolidate with any other bank holding corporation.

      The Corporation is a legal entity separate and distinct from its subsidiary bank and its nonbank subsidiary. Accordingly, the right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Corporation in its capacity as creditor may be recognized. The principal source of the Corporation's revenue and cash flow is dividends from its subsidiary bank. There are legal limitations on the extent to which its subsidiary bank can finance or otherwise supply funds to the Corporation and its nonbank subsidiary.

      The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state imposed concentration limits. Effective June 1, 1997, the Corporation's subsidiary Bank will have the ability, subject to certain restrictions, including state opt-out provisions, to consolidate with one another or to acquire by acquisition or merger branches outside their home states. States may affirmatively opt-in to permit these transactions earlier, which New Jersey, Delaware and Pennsylvania, among other states, have done. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

      The BHCA also prohibits a bank holding corporation, with certain exceptions, from acquiring more than 5% of the voting shares of any corporation that is not a bank and from engaging in any business other than banking or managing or controlling banks and other subsidiaries authorized by the BHCA or providing services to them without the prior approval of the Federal Reserve Board. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding corporation of any corporation whose activities have been determined by the Federal Reserve Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), in addition to expanding the enforcement powers of bank regulators (and supervision and regulation), created new opportunities for acquisitions by bank holding companies. Under FIRREA, a bank holding corporation may acquire savings associations, regardless of a savings association's financial condition and without the imposition of "tandem" restrictions on transactions between the savings association and its holding corporation affiliates. Moreover, bank holding companies that own savings associations are now permitted to merge such institutions into existing bank subsidiaries, subject to certain requirements.

SOURCE OF STRENGTH POLICY

      Under Federal Reserve Board's policy, a bank holding corporation is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding corporation should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financials stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding corporation's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that , as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to commons shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

INTERSTATE BANKING

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), permits bank holding companies to acquire banks in any state beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. States may opt out of interstate branching until June 1, 1997, but if so, their domestic institutions will also be prohibited from branching interstate. States may also enact laws permitting interstate merger transactions and interstate de novo branching before June 1, 1997. Limited branch purchases are still subject to state laws.

      A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. After a bank has established branches in a state through an intereste merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have estalished or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interestate branching within the specifified time perod, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Bank management anticipates that the Interstate Banking Act will increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

THE BANK

  The Bank is a national bank chartered under the National Bank Act of 1864, as amended. The Bank is subject to regulation, supervision and examination by the Office of the Comptroller of Currency ("OCC") and is also regulated in certain respects by the Federal Reserve Board and the FDIC. The FDIC, through the Bank Insurance Fund ("BIF"), insures all deposits held by the Bank up to a maximum of $100,000 for any one customer.

      The various laws and regulations administered by the OCC affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

CAPITAL REQUIREMENTS

      Under Federal Reserve Board regulations, the Corporation must maintain a minimum ratio of qualified total capital to risk-weighted assets of 8.00%. Risk-weighted assets are determined by multiplying the various categories of assets by the appropriate risk weighing factor (ranging from 0% to 100%) under applicable regulations. Certain off-balance sheet items, such as standby letters of credit, are included in assets for these purposes at a "credit equivalent" value, determined by multiplying the off-balance sheet item by a credit conversion factor established by applicable regulations. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." Federal Reserve Board regulations also require a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00%. The Corporation's Tier 1 capital and total risk-based capital ratios as of December 31, 1996 were 13.86% and 14.80%, respectively.

      In addition, the Federal Reserve Board has established a minimum leverage ratio (Tier 1 capital to quarterly average assets less goodwill) of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Corporation's leverage ratio as of December 31, 1996 was 8.70%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

      The Bank is subject to capital requirements adopted by the OCC that are the same as those that apply to the Corporation. At December 31, 1996, the Bank's total risk-based capital, Tier 1 capital and leverage ratios were 14.80%, 13.86% and 8.70%, respectively.

      Bank regulators continue to indicate their desire to raise banking organization capital requirements beyond their current levels. However, management is unable to predict whether higher capital ratios will be imposed and, if so, at what levels and on what schedule.

      Any bank holding corporation or national bank not in compliance with applicable capital requirements may be subject to certain growth restrictions, issuance of a capital directive by the appropriate federal regulator, and various other possible enforcement actions by the appropriate federal regulators, including a cease and desist order, civil money penalties, and the establishment of restrictions on operations. In addition, the institution could be subject to appointment of a receiver or conservator or a forced merger into another institution.

LIMITS ON DIVIDENDS

      The amount of dividends that may be paid by the Bank to the Corporation depends upon the Bank's earnings and capital position, and is limited by federal law, regulations and policies.

      As a national bank subject to the regulations of the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1996, the Bank had $2,563,000 of retained earnings legally available for the payment of dividends.

      In addition, the OCC and the Federal Reserve Board are authorized to determine under certain circumstances relating to the financial condition of a national bank or a bank holding corporation that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. As noted above, the Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

COMMUNITY REINVESTMENT

      Under the Community Reinvestment Act ("CRA"), a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC and Federal Reserve Board, in connection with their examination of national banks and bank holding companies, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The OCC is required to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system, which rating is disclosed to the public. The Bank has been rated "satisfactory" under this system, but no assurance can be given as to the Bank's ability to maintain this rating.

BORROWINGS BY THE CORPORATION

      There are various legal restrictions on the extent to which the Corporation can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit be secured by designated amounts of specified collateral and are limited, as to the Corporation, to 10% of the Bank's capital stock and surplus, and as to the Corporation and any other affiliates in the aggregate, to 20% of the Bank's capital stock and surplus. Federal law also requires that transactions between the Bank and the Corporation or any other affiliates, including extensions of credit, sales of securities or assets and the provision of services, be conducted on terms at least as favorable to the Bank as those that apply or would apply to comparable transactions with unaffiliated parties.

ECONOMIC AND MONETARY POLICIES

      The earnings and growth of the Corporation and the Bank are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

      The monetary policies of the Federal Reserve Board have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. In particular, the Federal Reserve Board regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. The techniques used by the Federal Reserve Board include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve Board also conducts open market transactions in United States government securities. It is impossible to predict the effects of such policies upon future business, earnings and growth of the Corporation or the Bank.

FDICIA

      The prompt corrective action provisions of the Federal Deposit Insurance Company Improvement Act of 1991 ( "FDICIA") significantly expanded the regulatory and enforcement powers of federal banking regulators, including FDIC. Among other things, FDICIA establishes additional capital standards for insured depository institutions and requires specific enforcement actions by the appropriate federal regulatory agencies against institutions that fail to meet these standards. The extent of these powers depends upon whether the institutions in questions are "well capitalized," "adequately capitalized" "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

  Prompt Corrective Action. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." At December 31, 1996, the Bank was "well capitalized." The following table set forth the minimum capital ratios that a bank must satisfy in order to be considered well capitalized or adequately capitalized under Federal Reserve Board regulations:

                                                  ADEQUATELY        WELL
                                                  CAPITALIZED    CAPITALIZED
                                                  -----------    -----------
    Total Risk-Based Capital Ratio                    8%             10%
    Tier 1 Risk Based Capital Ratio                   4%              6%
    Leverage Ratio                                    4%              5%


   The FDIC's regulations establish specific actions that are permitted or, in certain cases, required to be taken by regulators with respect to institutions falling within one of the three undercapitalized categories. Depending on this level of the institution's capital, the agency' correction powers can include: requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional stock (including voting stock) or to be acquired; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, in the most severe cases, appointing a receiver for the institution. A bank that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the bank holding company guarantees the capital plan, up to a certain specified amount. Under certain circumstances, a "well capitalized" "adequately capitalized" or "undercapitalized" institution may be required to comply with restrictions applicable to the next lowest capital category.

Additional Standards and Restrictions. In addition, FDICIA required regulators to promulgate a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels, to take effect December 1, 1993. The Federal Banking Agencies have adopted "Interagency Guidelines Establishing Standards for Safety and Soundness" ("Guidelines"). In addition, the agencies are proposing revised asset quality and earnings standards which will be added to the Guidelines after public comments are considered and final standards are adopted. The operational and managerial standards address an institution's general practices, and are designed to provide a framework for the federal bank regulators to determine whether those practices are sound in principle and whether procedures are in place to ensure that they are applied in the normal course of business. The guidelines cover such areas as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation.

      FDICIA also requires regulators to perform annual on-site bank examinations, place limits on real estate lending by banks and tighten auditing requirements.

DEPOSIT INSURANCE ASSESSMENT

   As a "well capitalized" financial institution the Bank was not assessed any BIF deposit premiums in 1996 by the FDIC. The Deposit Insurance Act of 1996 (the "Deposit Act") was enacted on September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") and requires banks, such as the Bank, which are well capitalized and insured by the BIF to share the burden of repaying certain outstanding bonds issued by SAIF in the late 1980's to address the savings and loan crisis. The Deposit Act mandates the Bank, and the other BIF insured financial institutions, starting in 1997 must pay as a special deposit insurance assessment of 4.1 basis points of its deposits until 2000 and then a special deposit insurance assessment of 2.4 basis points of its deposits from 2000 until 2017. The Bank estimates that its BIF insurance premium for 1997 will be approximately $8,000.

SAFETY AND SOUNDNESS STANDARDS

   Effective August 9, 1995, the federal banking regulators published final agency guidelines that establish safety and soundness standards addressing operational and managerial, as well as compensation matters for insured financial institutions like the Bank as required by FDICIA. Banks failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. On this same date, the agencies issued for comment proposed guidelines regarding asset quality and earnings standards for insured institutions.

Depositor Preference


   Section 3001(a) of the Omnibus Budget Reconciliation Act of 1993 provides depositors a preference over general and subordinated creditors and shareholders where a receiver (the FDIC or RTC) distributes assets from a failed bank or savings association. Under prior law, depositors were paid on a pro rata basis with general creditors when a receiver distributed the assets of a failed institution, except if the institution was located in a state having a depositor preference law. Under the new law, claims against the failed institution are paid in the following order: (i) the receiver's administrative expenses, (ii) deposit liabilities of the institution, (iii) other general or senior liabilities of the institution, (iv) obligations subordinated to depositors or general creditors and (v) obligations to shareholders. The new law applies to any case in which a receiver is appointed after August 10, 1993.

LEGISLATIVE PROPOSALS AND REFORMS

   There are numerous legislative and regulatory proposals that are pending regarding CRA requirements and standards. The Corporation cannot predict the effect of changes in the law, or in the interpretation of existing law as applied to it, or the Bank's ability to comply with any such laws or interpretations.


   Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions, are being considered by the executive branch of the Federal government, Congress and various state governments, including New Jersey. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Corporation.

ITEM 2.  PROPERTIES

   The headquarters of the Corporation are located at 222 Haddon Avenue, Westmont, New Jersey. The property is leased by the Bank, which maintains its administrative headquarters and a full service banking office at that location. The Bank has an operations support and servicing facility located directly across Haddon Avenue from the main office, at 231 Haddon Avenue. There is an ATM at this location. This property was leased by the Bank during 1996. The Bank purchased this property on January 7, 1997. The Bank also has full service branches located at 449 Nicholson Road, Audubon, New Jersey, which the Bank acquired on May 17, 1994, and 135 Broadway, Westville, New Jersey. These properties are owned by the Bank. There is an ATM at the Audubon location. The Bank opened a branch at 600 N. Route 73, Marlton, New Jersey, on September 6, 1994. This property is also leased by the Bank. There is an ATM, owned by the Bank, at this location. The Bank opened a branch at 2099 Route 70, Cherry Hill, New Jersey on September 16, 1996. This property is leased by the Bank and there is an ATM, owned by the Bank, at this location. The Bank opened a branch at 765 Haddon Avenue, Collingswood, New Jersey on February 28, 1997. The Bank purchased this property on July 19, 1996. There is an ATM, owned by the Bank, at this location. In the opinion of management, all properties are well maintained and suitable to their respective present needs and operations.

   On July 19, 1996, the Bank purchased the physical property and equipment at two banking locations which had been recently closed when other banks merged. These locations are 705 Warwick Road, HiNella, New Jersey and 4 East Clements Bridge Road, Runnemede, New Jersey. Both locations are in Camden County, New Jersey. Management plans to open full-service banking offices in each of these locations during 1997.

ITEM 3.  LEGAL PROCEEDINGS.

   Neither the Corporation or the Bank is a party to any material pending legal proceedings, nor is any of their property subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation and the Bank nor are any such proceedings known to management to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Corporation's Common Stock is quoted on the NASDAQ Small Cap Market under the symbol CMFH. The high and low bid information are as reported by the NASDAQ Small Cap Market, for the periods indicated as follows:


NASDAQ SMALL CAP MARKET*

                                                 HIGH         LOW
                                                 ----         ---
1996
    Quarter ended December 31, 1996             $19.50      $13.25
    Quarter ended September 30, 1996             14.50       11.75
    Quarter ended June 30, 1996                  13.25       11.75
    Quarter ended March 31, 1996                 14.00       12.50

1995
    Quarter ended December 31, 1995              14.00       11.25
    Quarter ended September 30, 1995             12.00        8.75
    Quarter ended June 30, 1995                   9.75        8.25
    Quarter ended March 31, 1995                  9.75        8.75


*These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and, therefore, may not necessarily represent actual transactions.

    DIVIDENDS. The Corporation declared a 5% common stock dividend in 1996 and 1995. The Corporation has never paid a cash dividend. The Corporation's ability to pay cash dividends is primarily, if not entirely, dependent upon cash dividends paid to the Corporation by the Bank. The payment of dividends to the Corporation by the Bank is restricted under federal banking law. The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceed's the Bank's net profits to date, as defined, for that year combined with its retained profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The Federal Reserve Board and the OCC also have the authority under federal law to enjoin a national bank or bank holding company from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances in which the bank or bank holding company fails to meet minimum capital requirements or in which its earnings are impaired. See Part I, Item 1 "Supervision and Regulation--Limits on Dividends and Other Payments."

    HOLDERS. As of January 31, 1997, the Corporation had approximately 516 holders of its Common Stock. Such information does not include those persons holding securities in brokerage using street names, the addition of which would increase the number of beneficial owners of the Corporation's securities.

ITEM 6 - SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The following table sets forth certain historical financial data with respect to the Corporation on a consolidated basis. This table should be read in conjunction with the Corporation's historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.



                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                   1996          1995         1994         1993         1992
                                                   ----          ----         ----         ----         ----
                                              (DOLLARS IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA (UNAUDITED))
INCOME STATEMENT DATA:
Interest income .............................    $  8,594     $  7,448     $  6,011     $  5,346     $  5,225
Interest expense ............................       2,831        2,549        1,911        1,787        2,084
Net interest income .........................       5,763        4,899        4,100        3,559        3,141
Provision for loan losses ...................         340          210          105          270          470
Noninterest income ..........................         895          659          630          679          597
Noninterest expense .........................       4,849        4,189        3,473        3,054        2,723
Income taxes ................................         464          367          403          358          203
Income from continuing operations ...........       1,006          792          749          556          342
Net income (1) ..............................       1,006          792          749          577          342
PER SHARE DATA (2):
Income from continuing operations ...........    $   0.95     $   0.80     $   1.03     $   1.22     $   0.75
Net income (1)(5) ...........................        0.95         0.80         1.03         1.27         0.75
Book value end of period ....................       11.18        10.21         9.13         9.73         8.43
PERIOD END BALANCE SHEET:
Total assets ................................    $126,527     $112,845     $ 95,625     $ 86,076     $ 69,697
Loans Held For Sale .........................       1,305          262            0            0            0
Loans (net) .................................      71,649       62,542       52,839       43,548       44,391
Securities (3) ..............................      32,728       39,060       31,946       29,676       14,999
Federal funds sold ..........................       8,050        1,550        1,150        5,775        3,375
Deposits ....................................     111,448       99,504       83,947        78,35       65,206
Shares outstanding (2) ......................     988,974      985,512      985,512      454,189      454,189
PERFORMANCE RATIOS:
Return on average assets ....................        0.85%        0.76%        0.83%        0.77%        0.53%
Return on average equity ....................        9.72         8.50        11.20        14.56         9.82
Net interest margin .........................        5.39         5.27         5.02         5.22         5.33
ASSET QUALITY RATIO:
Allowance for loan losses to period end loans        1.02%        0.94%        1.13%        1.62%        1.77%
Allowance for loan losses to nonaccrual loans      139.77       186.12       116.60       224.34       181.00
Nonperforming assets to period end loans &
foreclosed properties .......................        0.75         1.52         1.20         1.10         1.40
Net charge offs to average loans ............        0.29         0.38         0.48         0.77         0.66
LIQUIDITY AND CAPITAL RATIOS (4):
Average loans to average deposits ...........       64.73%       63.00%       57.01%       64.65%       70.59%
Tier 1 Risk-Based Capital Ratio .............       13.86        15.80        17.07         9.56         8.80
Total Risk-Based Capital Ratio ..............       14.80        16.75        18.20        10.81        10.06
Tier 1 Leverage Ratio .......................        8.70         8.74        10.11         5.20         5.45

(1) During 1993 the Corporation adopted Statement of Financial Accounting Standards No. 109 with a resultant benefit of $20,851 which is included in Net Income.
(2) Adjusted to give retroactive effect to the 5% stock dividends of 1996, 1995, 1994, 1993 and 1992 for all years presented.
(3) Total of securities available for sale and investment securities.
(4) For definitions of certain terms relating to capital ratios, see "Supervision and Regulation-Capital Requirements."
(5) Primary earnings per share for 1996 was $0.98. There was no dilution for 1995, 1994, 1993 and 1992.

ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Corporation for the fiscal years ended December 31, 1996, 1995 and 1994, and should be read in conjunction with the Consolidated Financial Statements and related notes.

FINANCIAL HIGHLIGHTS

   The Corporation reported net income for the year ended December 31, 1996 of $1.0 million, an increase of 27% over net income of $792,000 for the year ended December 31, 1995. The Corporation's net income for the year ended December 31, 1995 reflected an increase of 6% over net income of $749,000 for the year ended December 31, 1994. The increase in earnings from 1995 to 1996 was due primarily to higher net interest income which was partially offset by increases in the provision for loan losses and operating expenses resulting primarily from expansion of the residential mortgage business line, opening a banking branch in September and the purchase of three additional branch banking locations. The increase in earnings from 1994 to 1995 was due primarily to higher net interest income which was partially offset by increases in expenses resulting from the first full year of operations of two branches opened during 1994.

  Expressed on a fully diluted earnings per share basis (after giving retroactive effect to the payment of a 5% stock dividend for each year), net income for 1996 was $0.95 per share compared to $0.80 per share for 1995 and $1.03 for 1994. The decrease in earnings per share from 1994 to 1995 resulted from dilution associated with the Corporation's stock offering in June 1994. Book value per share at December 31, 1996 was $11.18, as compared to $10.21 and $9.13 at December 31, 1995 and 1994, respectively. The book value per share has been restated to give retroactive effect to the 5% stock dividends issued in 1996, 1995, and 1994.

  The Corporation's return on average assets was .85% for 1996 as compared to .76% for 1995 and .83% for 1994. The return on average shareholders' equity was
9.72% for 1996 compared to 8.50% for 1995 and 11.20% for 1994. The 1995 to 1996
increase was due primarily to an increase in net interest income. The 1994 to 1995 decrease was due primarily to increased expenses associated with opening a branch in June and September 1994 and expansion of the Residential Mortgage Department during 1995. The decrease in the 1995 return on average shareholder's equity was also impacted by the Corporation's June 1994 common stock issuance.

  The Corporation's assets grew steadily over the period from December 31, 1994 through December 31, 1996, driven primarily by increased deposits resulting from continued growth in the number of depositor accounts as a result of increasing market share in its primary service area. Total assets at December 31, 1996 were $126.5 million, an increase of $13.7 million or 12.1% over total assets of $112.8 million at December 31, 1995. Net loans were $71.7 million at December 31, 1996 compared to $62.5 million at December 31, 1995. Total deposits increased $11.9 million or 12.0% from $99.5 million at December 31, 1995 to $111.4 million at December 31, 1996. The investment securities portfolio, including federal funds sold and securities available for sale, increased 0.4% or $168,000 to $40.8 million at December 31, 1996 from $40.6 million at December 31, 1995. Cash and due from bank accounts increased $2.8 million or 51.3% to $8.3 million from $5.5 million at December 31, 1995 primarily as a result of increased deposits.

  In 1996, the Corporation continued to expand its residential mortgage business line resulting in an increase of loans held for sale from $262,000 at December 31, 1995 to $1.3 million at December 31, 1996. In addition, residential mortgage loans held in portfolio increased from $98,000 at December 31, 1995 to $4.1 million at December 31, 1996. This portfolio consists of adjustable rate mortgages. Bank premises and equipment increased $1.2 million or 61.3% to $3.1 million at December 31, 1996 from $1.9 million at December 31, 1995. This increase resulted primarily from the purchase of three additional branch banking locations which are scheduled to be opened during 1997.

  The Federal Deposit Insurance Corporation (FDIC) reduced the Corporation's insurance premium in June of 1995 and suspended the premium for 1996. The premium decreased $92,000 or 98% to $2,000 for 1996 as compared to $94,000 for 1995. This expense was $170,000 for 1994. The FDIC at its discretion will determine future premiums effective beyond December 31, 1996. Management is unaware of any reason that might cause the FDIC insurance premium to increase substantially in 1997.

  Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations.

  This Annual Report on Form 10-K contains forward looking statements with respect to, among other things, plans, future events or performance of the Corporation, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statement, including but not limited to changes in economic conditions, the adequacy of loan loss reserves, the effect of competition and changes in regulatory requirements. Where any forward looking statement includes a statement of the assumptions or bases underlying such forward looking statement, the Corporation cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Corporation expresses an expectation or belief as to plans or future results or events, such expectation or belief is expresses in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect" and "anticipate" and similar expressions identify forward looking statements.

RESULTS OF OPERATIONS



  The principal source of revenue for the Corporation is net interest income. Net interest income is the difference between income earned on loans and securities and the interest paid on deposits and borrowed funds. Interest-earning assets are comprised primarily of loans and securities, while deposits represent the major portion of interest bearing liabilities. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest margin is calculated as the tax-equivalent net interest income divided by the average earning assets and represents the Corporation's net yield on its earning assets.

  Net interest income was $5.8 million for the year ended December 31, 1996, 17.5% greater than the $4.9 million reported during fiscal 1995. The improvement in net interest income from 1995 to 1996 was due primarily to volume and rate increases in the investment portfolio, volume increases in the loan portfolio and rate decreases in interest paid on deposits. Partially offsetting these improvements were increases in volume of interest bearing deposit balances and the negative impact of rates on the loan portfolio. Net interest income was $4.9 million for the year ended December 31, 1995, 19.7% greater than the $4.1 million reported during fiscal 1994. The improvement in net interest income from 1994 to 1995 was due primarily to volume increases in the loan and investment portfolios offset partially by increased certificate of deposits and the interest paid on those deposits.

  The average balance of the loan portfolio for 1996 was $67.6 million, up $10.1 million or 17.5% from the average balance for 1995. The average balance of the loan portfolio was $57.5 million for 1995, up $11.2 million or 24.2% from the average balance for 1994. The average balance of the securities portfolio (including federal funds sold and securities available for sale) was $41.5 million for 1996, up $4.0 million or 10.6% over the average for 1995. The average balance of the securities portfolio (including federal funds sold and securities available for sale) was $37.6 million for 1995, up $931,000 or 2.5% over the average for 1994. The yield on average loans decreased 27 basis points from 9.41% in 1995 to 9.14% in 1996 and increased 26 basis points from 9.15% in 1994 to 9.41% in 1995 generally consistent with the trend in market interest rates during the period. The average yield on the securities portfolio increased 57 basis points from 5.69% in 1995 to 6.26% in 1996 and increased 48 basis points from 5.21% in 1994 to 5.69% for 1995. Average interest bearing liabilities increased 13.2% from $72.0 million for 1995 to $81.5 million for 1996. The interest rate paid on average interest bearing liabilities decreased 7 basis points from 3.54% for 1995 to 3.47% for 1996. Higher interest yields received on interest earning assets and the growth of interest earning assets offset the increased interest expense associated with the growth of interest bearing deposits. Interest expense for 1995 increased 33.4% from $1.9 million for 1994 to $2.5 million for 1995. Average interest bearing liabilities increased 13.2% from $63.6 million for 1994 to $72.0 million for 1995. Higher interest rates on interest earning assets offset the increase associated with the growth of interest bearing deposits for 1995.

  Net interest margin increased 12 basis points from 5.27% in 1995 to 5.39% in 1996 and increased 25 basis points from 5.02% in 1994 as compared to 1995. The primary reason for the improving trend was improving yields on earning assets continuing from 1994 to 1996 as well as a reduction in interest paid for deposits from 1995 to 1996.

   Interest on loans is included in interest income on the accrual method over the terms of the loans based upon the principal balances outstanding. Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as non-accrual when principal or interest has been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and in process of collection.

   At December 31, 1996, 1995 and 1994, loans for which the accrual of interest has been discontinued or reduced totalled $527,881, $320,051 and $517,825, respectively. If interest on such loans had been accrued, such income would have approximated $38,747 in 1996, $22,306 in 1995 and $25,126 in 1994. Loans which are contractually past due 90 days or more as to principal or interest payments totaled $14,047, $9,654 and $44,407 at December 31, 1996, 1995 and 1994,
respectively. The amount of interest income on those loans that was included in net income was $675, $1,213 and $14,109 for 1996, 1995 and 1994, respectively.

   The following table illustrates the average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders equity, and the related income, expense, and corresponding weighted average yields and costs. The average balances used for the purposes of these tables and other statistical disclosures were calculated by using the daily average balances.
Non-accruing loans are included in these average balances.

    AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AVERAGE YIELD AND RATES

                                                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------------
                                                     1996                            1995                        1994
                                         --------------------------    -----------------------------     --------------------------
                                                  INTEREST                       INTEREST                         INTEREST
                                          AVERAGE  INCOME/   YIELD/     AVERAGE   INCOME/     YIELD/     AVERAGE   INCOME/   YIELD/
                                          BALANCE  EXPENSE     RATE     BALANCE   EXPENSE       RATE     BALANCE   EXPENSE     RATE
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
  Federal funds sold ..................  $  6,999     $369    5.27%       $6,151     $363      5.90%     $ 6,567    $  268    4.08%
Securities:(1)
  U.S. treasury securities ............     9,936      601    6.05%       16,806      922      5.49%      17,616       949    5.39%
  Obligations of U.S. agencies ........    18,958    1,200    6.33%        9,190      516      5.61%       7,418       361    4.87%
  Tax exempt municipal
   obligations(2) .....................     5,408      345    6.38%        5,190      337      6.49%       3,446       189    5.48%
  Other ...............................       243       15    6.17%          240       14      5.83%       1,599        69    4.32%
                                         --------   ------    -----    ---------   ------      -----    --------    ------    -----
  Total securities ....................    34,545    2,161    6.26%       31,426    1,789      5.69%      30,079     1,568    5.21%
                                                                                                                    ------    ----
Loans(3) ..............................    67,628    6,181    9.14%       57,534    5,418      9.41%      46,303     4,239    9.15%
                                         --------   ------    -----    ---------   ------      -----    --------    ------    -----
Total interest earning assets .........   109,172    8,711    7.98%       95,111    7,570      7.95%      82,949     6,075    7.32%
                                         --------   ------    -----    ---------   ------      -----    --------    ------    -----
Non-interest earning assets:
  Cash and due from banks .............     6,183                          5,699                           5,404
  Other assets ........................     4,168                          3,469                           2,461
  Less: allowance for loan losses .....      (725)                          (640)                           (687)
                                         --------                      ---------                        --------
  Total non-interest earning assets ...     9,626                          8,528                           7,178
                                         --------                      ---------                        --------
Total assets ..........................  $118,798                      $ 103,639                        $ 90,127
                                         ========                      =========                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
   Interest bearing demand ............  $ 39,806   $1,134    2.85%    $  34,485   $1,038      3.01%    $ 30,661    $  812    2.65%
   Savings ............................    16,459      405    2.46%       15,025      395      2.63%      13,959       372    2.66%
   Other time .........................    21,990    1,142    5.19%       20,049    1,001      4.99%      17,232       667    3.87%
                                         --------   ------    -----    ---------   ------      -----    --------    ------    -----
Total interest bearing deposits .......    78,255    2,681    3.43%       69,559    2,434      3.50%      61,852     1,851    2.99%
  Short term borrowings ...............     3,244      150    4.62%        2,436      115      4.72%       1,752        60    3.42%
                                         --------   ------    -----    ---------   ------      -----    --------    ------    -----
Total interest bearing liabilities ....    81,499    2,831    3.47%       71,995    2,549      3.54%      63,604     1,911    3.00%
                                         --------   ------    -----    ---------   ------      -----    --------    ------    -----
Non-interest bearing liabilities:
  Demand deposits .....................    26,221                         21,850                          19,367
  Other liabilities ...................       729                            466                             467
                                         --------                      ---------                        --------
Total non-interest bearing liabilities     26,950                         22,316                          19,834
                                         --------                      ---------                        --------
Total liabilities .....................   108,449                         94,311                          83,438
Stockholders' equity ..................    10,349                          9,328                           6,689
                                         --------                      ---------                        --------
Total liab. & stockholders' equity ....  $118,798                      $ 103,639                        $ 90,127
                                         ========                      =========                        ========
Interest spread .......................                       4.51%                           4.41%                           4.32%
Net interest income/net interest margin             $5,880  $ 5.39%                 5,021     5.27%   $              4,164    5.02%
                                                    ======                          =====                            =====

(1) Yields are based on historical costs.
(2) Adjusted $117,000, $115,000 and $169,000 for 1996, 1995 and 1994,
    respectively, to tax-equivalent basis at a 34% tax rate.
(3) Includes $591,000 average balance and $18,000 interest income for loans held for sale for 1996. Amounts for 1995 include $37,000 average balance for loans held for sale and $7,000 of related interest income. There were no loans held for sale in 1994.

   Net interest income is affected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth the amounts of the total change in interest income that can be attributed to changes in the volume of interest bearing assets and liabilities, and the amount of change that can be attributed to changes in interest rates. The balance of the change in interest income or expense and net interest income has been attributed to the change in average rate.

                            VOLUME AND RATE ANALYSIS

                                                             1996 COMPARED TO 1995                    1995 COMPARED TO 1994
                                                                 CHANGES DUE TO:                         CHANGES DUE TO:
                                                                 ---------------                         ---------------
                                                       VOLUME        RATE           NET         VOLUME         RATE           NET
                                                       ------        ----           ---         ------         ----           ---
                                                                                    (DOLLARS IN THOUSANDS)
Interest income:
   Federal funds sold ..........................      $    50       $(44)  $          6       $   (17)      $   112       $    95
Securities:
   U.S. treasury securities ....................         (377)         56          (321)          (44)           17           (27)
   Obligations of U.S. agencies ................          548         136           684            86            69           155
   Tax exempt municipal obligations ............        (1)14          (6)            8            96            52           148
   Other .......................................            0           1             1           (59)            4           (55)
                                                      -------       -----       -------       -------       -------       -------
     Total securities ..........................          185         187           372            79           142           221
                                                      -------       -----       -------       -------       -------       -------
Loans ..........................................          950         763         1,025           154         1,179
                                                                    -----       -------       -------       -------       -------
Total interest income ..........................      $ 1,185       $ (44)      $ 1,141       $ 1,087       $   408       $ 1,495
                                                      -------       -----       -------       -------       -------       -------

Interest expense:
   Deposits:
     Interest bearing demand ...................      $   160       $ (64)      $    96       $   101       $   125       $   226
     Savings ...................................           38         (28)           10            28            (5)           23
     Other time ................................           97          44           141           109           225           334
                                                      -------       -----       -------       -------       -------       -------
       Total deposits ..........................          295         (48)          247           238           345           583
Short term borrowings ..........................           38          (3)           35            23            32            55
                                                      -------       -----       -------       -------       -------       -------
       Total interest expense ..................      $   333       $ (51)      $   282       $   261       $   377       $   638
                                                      -------       -----       -------       -------       -------       -------
Increase (decrease) in net interest income            $   852       $   7       $   859       $   826       $    31       $   857
                                                      =======       =====       =======       =======       =======       =======

------------------
(1) Adjusted to tax-equivalent basis at a 34% tax rate.

   NON-INTEREST INCOME. Non-interest income was $895,000 for the year ended December 31, 1996, an increase of 37.3% from 1995. Non-interest income was $652,000 for the year ended December 31, 1995, an increase of 3.5% from 1994. The primary cause of the increase was gross revenues from the Corporation's residential mortgage department as a result of the Corporation's commitment to expand this business line in 1995 continuing in 1996. The Corporation began its residential mortgage origination activity in 1991. The Corporation uses various third party sources to fund its residential mortgage activities and starting in 1996 booked adjustable rate residential mortgage loans processed by the residential mortgage department into its own portfolio. Residential mortgage loans in portfolio totalled $4.1 million at December 31, 1996 as compared to $98,000 at December 31, 1995.

  The remainder of the change in non-interest income relates primarily to service and activity fees associated with depositor accounts. In February 1996, the Corporation announced that monthly charges for demand deposit accounts would be discontinued. The discontinuance of monthly charges was expected to reduce non-interest income. However, the "free checking accounts" enabled greater access to new and existing markets. The average balance of non-interest bearing deposits increased $4.4 million or 20% from $21.8 million for 1995 to $ 26.2 million for 1996 as compared to an increase of 12.8% in non-interest bearing deposits from 1994 to 1995. The increase in non-interest bearing deposits helped lower the average costs of funds 9 basis points from 2.66% in 1995 to 2.57% in 1996. Non-interest bearing deposits totalled $31.6 million at December 31, 1996 as compared to $25.6 million at December 31, 1995, an increase of $6.0 million or 23.5%.

   NON-INTEREST EXPENSES. For the year ended December 31, 1996, non-interest expense increased 15.8% to $4.8 million compared to $4.2 million at December 31, 1995. For the year ended December 31, 1995, non-interest expense increased 21.0% to $4.2 million, compared to $3.5 million for 1994. Expense related to salary and occupancy and other costs associated with purchasing three branch banking locations in 1996, opening one new branch in 1996 and two new branches in 1994 and continued expansion of the Residential Mortgage Department in 1996 and 1995 were the largest portions of this increase. FDIC insurance expenses were $2,000 for 1996 a decreased from $94,000 for 1995 and $170,000 for 1994 as a result of a reduction in the premium assessment. Salary and benefits expenses increased 19.7%, 31.7% and 15.8% in 1996, 1995, and 1994, respectively, over previous respective years due primarily to added staff levels (which increased to 74 full time equivalent employees at December 1996 from 42 at January 1, 1994) as well as to merit increases in salaries and increased health care costs. The 1996 increase includes the effect of opening a branch banking office in September 1996. The 1995 increase includes the effect of the first full year of salary expense for the two new branches and expansion of the Residential Mortgage Department.

  Occupancy and equipment costs increased 20.0%, 27.3% and 12.1% in 1996, 1995 and 1994, respectively, over previous respective years. The remaining other operating expenses, which increased 15.5%, 12.8% and 15.7% in 1996, 1995 and 1994, respectively, over the respective previous years, included such expenses as legal fees, postage, professional fees, advertising, and other general operating expenses much of which is associated with new branches and residential mortgage department expansion.

  In 1996, the Bank purchased the physical property and equipment at three banking locations which had been closed when rival banks merged. The costs of acquiring these locations was approximately $1.0 million most of which will be depreciated over the expected useful life of the asset. The Bank received regulatory approval for the establishment of a full service branch banking office at each of the three locations and plans to open one in each of the first three quarters of 1997. In addition, the Bank entered into an agreement to lease space in Cherry Hill that was also a branch recently closed as a result of other bank mergers. The Bank received regulatory approval and opened a full service banking branch at this location in September 1996. The cost of the lease averages $66,000 annually over five years. Costs to improve and equip the site were approximately $193,000 which will be expensed over the lease period. The Bank has the option to extend the lease for four additional five year periods. The lease amount at the renewal date is 10% higher than the prior period lease amount. Management does not expect the expense to acquire and equip new branch locations to be fully offset by income from the branch until after approximately eighteen to twenty-four months of operations.

    Income Taxes. The Corporation accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

For the year ended December 31, 1996, the Corporation's provision for income taxes was $464,000 an increase of 26.3% from 1995. For the year ended December 31, 1995, the Corporation's provision for income taxes was $367,000, a decrease of 8.9% from the 1994. These fluctuations were caused by changes in the level of pre-tax earnings. The effective tax rates for 1996, 1995 and 1994 were 32%, 32% and 35%, respectively which closely approximates the combined statutory state and federal tax rates.

FINANCIAL CONDITION

Loan Portfolio.

   General. The Corporation is an active lender with a loan portfolio that includes commercial and residential mortgages, commercial loans, consumer installment loans, home equity loans, and credit card loans. The Corporation's commercial loan portfolio is largely made up of loans secured by owner occupied commercial real estate with an average loan to value ratio under 75%. There is no significant concentration in the portfolio within any business or industrial segment. The Corporation's consumer portfolio consists of residential mortgage, home equity, automobile, credit card and personal loans. Approximately 45% of the consumer portfolio consists of home equity loans. The average loan to value ratio of these loans is under 75%. The Corporation's lending activity extends to individuals and small and medium sized businesses within its primary service area, which is predominantly Camden, Gloucester and Burlington counties, New Jersey. Consistent with its focus on providing community-based financial services, the Corporation does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside its primary service area. The Corporation's primary service area is a diverse economic and employment market with no significant dependence on any one industry or large employer.

     Net loans consist of total loans minus the allowance for loan losses. Loan origination fees are primarily offset by certain direct origination costs. Net deferred loan fees, if any, are amortized over the life of the related loans as an adjustment of the yield on the loans. Net loans were $71.6 million at December 31, 1996, compared to net loans of $62.5 million at December 31, 1995.

   The following table summarizes the Corporation's loan portfolio for the dates indicated:


                                                  DECEMBER 31,
                                     -----------------------------------
                                           (DOLLARS IN THOUSANDS)
                                     -----------------------------------
                                       1996          1995          1994
                                     -------       -------       -------

Commercial ....................      $46,288       $44,719       $37,102
Construction ..................        1,204           457           905
Mortgage ......................        4,071            98           110
Consumer ......................       20,824        17,864        15,326
                                     -------       -------       -------
  Total .......................       72,387        63,138        53,443
Less: allowance for loan losses         (738)         (596)         (604)
  Net loans ...................      $71,649       $62,542       $52,839
                                     =======       =======       =======



   Net loans at December 31, 1996 of $71.6 million increased 14.6% or $9.1 million from $62.5 million on December 31, 1995. Commercial loans at year end 1996 increased $1.6 million from year end 1995 while consumer loans at year end 1996 increased $3.0 million from 1995. Residential mortgages, consisting entirely of adjustable rate mortgages, increased $4.0 million from 1995. Commercial loans at year end 1995 increased $7.6 million from year end 1994 while consumer loans increased $2.5 million from 1994. At December 31, 1996, $23.6 million or approximately 49.5% of the commercial loan portfolio was secured by commercial real estate and $12.6 million or approximately 26.3% was secured by residential one- to four-family real estate.



  In the fourth quarter of 1995 and continuing in 1996, the Corporation experienced a significant increase in loan demand. The Corporation's ratio of average loans outstanding to average total deposits increased to 64.7% for 1996 from 62.9% for 1995 and from 57.0% for 1994. The increase in the loan to deposit ratio, while affected by loan demand, is also impacted by the continuing growth in deposit accounts (See "Deposits"). The Corporation has not responded to the increased loan demand by lowering credit standards.

   A summary of selected loan maturities at December 31, 1996, is as follows:



                              MATURITY DISTRIBUTION

                                 WITHIN      ONE-FIVE     AFTER FIVE
                                ONE YEAR      YEARS         YEARS        TOTAL
                                --------     --------     ----------    -------
                                               (DOLLARS IN THOUSANDS)

Commercial..................... $16,701      $27,582        $2,005      $46,288
Construction...................   1,204            0             0        1,204
Mortgage ......................       0           71         4,000        4,071
Consumer.......................     626        6,878        13,320       20,824
                                -------      -------       -------     --------
Total ......................... $18,531      $34,531       $19,325      $72,387
                                =======      =======       =======     ========



  The $27.6 million in commercial loans maturing in one to five years and the $13.3 million in consumer loans maturing in more than five years, included $1.0 million and $5.9 million, respectively, in loans with floating or adjustable rates.

Mortgage loans maturing in more than five years are adjustable rate mortgages. The mortgage and consumer loans maturing in one to five years and the commercial loans maturing after five years are fixed rate loans.



  Loans held for sale are residential mortgage loans which have been committed for by various investors such as mortgage companies. Funds for these sales have not yet been received from the investors which have in some cases two weeks or more to deliver. Funds are usually received by the Bank within one week of the loan closing. The Bank began closing loans with its own funds in October 1995. The Bank receives interest income from the investor from the date the loan closes to the date funds are received from the investor. At December 31, 1996, loans held for sale were $1.3 million as compared to $262,000 at December 31, 1995. Interest earned from loans held for sale totalled $18,000 for 1996 and $7,000 for 1995 and is included in interest and fees on loans.



   Asset Quality. The Corporation manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices. The Corporation's senior officers are charged with monitoring asset quality, establishing credit policies and procedures subject to approval by the Board of Directors, seeking the consistent application of these policies and procedures across the Bank and adjusting policies as appropriate for changes in market conditions.



   Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual. When loans are placed on non-accrual, accrued income from the current period is reversed from current earnings. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on non-accrual if the collateral is sufficient to recover the principal. As of December 31, 1996 and 1995, for purposes of accounting and reporting in accordance with SFAS 15, the Corporation had no troubled debt restructurings. As of December 31, 1996 and 1995, for purposes of accounting and reporting in accordance with SFAS 114, the Corporation's "impaired" loans are not material.

   The following is a summary of the Corporation's non-performing assets as of the end of each period:


                                                                                    DECEMBER 31,
                                                                            --------------------------
                                                                            1996       1995       1994
                                                                            ----       ----       ----
                                                                              (DOLLARS IN THOUSANDS)
Past due 90 days or more and still accruing ..........................      $ 14       $ 10       $ 44
Non-accrual loans ....................................................       528        320        518
                                                                            ----       ----       ----
Total non-performing loans ...........................................       542        330        562
Other real estate owned (OREO) .......................................         0        638         82
                                                                            ----       ----       ----
Total non-performing assets ..........................................      $542       $968       $644
                                                                            ----       ----       ----

Non-performing loans as a percent of loans ...........................      0.75%      0.52%      1.05%
Non-performing assets as a percent of loans and
  OREO ...............................................................      0.75%      1.52%      1.20%
Non-performing assets as a percent of assets .........................      0.43%      0.86%      0.67%
Reserve for loan losses as a percent of non-performing loans .........    136.25%    181.61%      7.47%

   Total non-performing loans at December 31, 1996 were $542,000 (0.75% of total loans and 0.43% of total assets), up $212,000 or 64.2% from year end 1995. Total non-performing loans at December 31, 1995 were $330,000 (or 0.52% of total loans and 0.29% of total assets), down $232,000 or 49.3% from year end 1994. Management concentrated significant resources in 1995 and 1996 to reversing the increase in non-performing assets which occurred from 1994 to 1995. The increase in non-performing loans from 1995 to 1996 is not due to any one loan but several unrelated loans. The decrease in non-performing loans in 1995 from 1994 was primarily attributable to one loan for $440,000 which was reclassified as other real estate owned in 1995 and as a result, non-performing loans as a percentage of loans declined to 0.52% at December 31, 1995 from 1.05% at December 31, 1994. All non-performing loans are, in the opinion of management, either adequately collateralized and in process of collection, or adequately reserved in the Corporation's allowance for possible loan losses. The other real estate owned at December 31, 1995 of $638,000 includes one commercial property taken in foreclosure carried at $440,000 and two residential properties taken in foreclosure. All OREO properties were sold in 1996. The Corporation realized a net gain of $5,510 from the sale of OREO in 1996.

  Allowance For Possible Loan Losses. The Corporation determines the provision for possible loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. Larger exposures are analyzed individually. While management believes the allowance for possible loan losses is currently adequate, future additions to the allowance may be necessary based on changes in general economic conditions and/or the condition of specific borrowers. The adequacy of the allowance is reviewed quarterly by the audit committee comprised of members of the Board of Directors and senior management of the Corporation. The full Board of Directors reviews quarterly the relevant ratios with respect to the allowance after the audit committee makes its recommendations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for possible loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

   The Corporation has no credit exposure to foreign countries or foreign borrowers or highly leveraged transactions.

   The following table sets forth for each of the past three years the period-end balances and changes in the allowance for possible loan losses and certain ratios:

                                                                         DECEMBER 31,
                                                                         ------------
                                                           1996            1995            1994
                                                         --------        --------        --------
                                                                     (DOLLARS IN THOUSANDS)
Balance, beginning of year ........................      $    596        $    604        $    719
  Provision charged to operations .................           340             210             105
  Loans charged off
   Commercial .....................................          (166)           (134)           (186)
   Construction ...................................            (0)             (0)             (0)
   Mortgage .......................................            (0)             (0)             (0)
   Consumer .......................................           (83)           (113)           (119)
  Recoveries
   Commercial .....................................             8               5              60
   Construction ...................................             0               0               0
   Mortgage .......................................             0               0               0
   Consumer .......................................            43              24              25
                                                         --------        --------        --------

Balance, end of year ..............................      $    738        $    596        $    604
                                                         ========        ========        ========

Average gross loans (for year) ....................      $ 67,628        $ 57,534        $ 46,303
Total gross loans at year end .....................      $ 72,387          63,138          53,443
Ratio of net charge offs to average loans .........                          0.29%       0.38% 0.48
Allowance as a percentage of total gross loans ....          1.02             .94            1.13

   Loans charged off represents the Corporation's recognition of losses previously provided for in the overall allowance for possible loan losses through the provisions charged to operations in the respective periods. The increase in the provision in 1996 and 1995 was primarily because of the increased loan portfolio. Management has, through its analysis of the adequacy of the allowance for possible loan losses completed as of December 31, 1996, determined the allowance to be adequate. Future additions to the allowance for possible loan losses through provisions charged to operations will be determined as a result of management's continuing analysis of the adequacy of the allowance for possible loan losses.

  The following schedule sets forth the allocation of the allowance for possible loan losses among various categories. The allocation is based upon historical experience and the Corporation's review of the specific amount or specific loan category in which future losses may ultimately occur. However, the entire allowance for possible loan losses is available to absorb future loan losses in any category. The Corporation is unable to accurately predict in what category future charge offs and recoveries may actually occur.

                ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                  DECEMBER 31,
                -----------------------------------------
                        1996                    1995              1994
                        ----                    ----              ----
                                        (DOLLARS IN THOUSANDS)
                 AMOUNT       %*      AMOUNT        %*     AMOUNT      %*
                 ------      ----     ------      ----     ------     ----
Commercial....    $440        64%      $379        72%     $438        71%
Construction..       3         2%         -         0%         -        0%
Mortgage......      16         6%         -         0%         -        0%
Consumer......     185        28%       179        28%       143       29%
Unallocated...      94        N/A        38        N/A        23       N/A
                  ----       ----      -----      ----      ----      ----
  Total.......    $738       100%      $596       100%      $604      100%
                  ====       ====      ====       ====      ====      ====

* Percentages indicate percent of loans in each category to total loans.


 Securities.



   The Corporation's securities portfolio serves several purposes. Portions are held as investments. The remaining portions are used to assist the Corporation in liquidity and asset/liability management. Total securities at December 31, 1996 were $32.7 million, down $6.3 million from year end 1995. The decrease was primarily in U.S. Treasury securities. Total securities at December 31, 1995 were $39.1 million, up $7.2 million from year end 1994. The increase primarily represents investments in U.S. Government sponsored agencies. Total securities are 25.9% of total assets at December 31, 1996 and were 34.6% of total assets at December 31, 1995.



  Securities are classified as Investment Securities when management has the intent and the Corporation has the ability at the time of purchase to hold the securities to maturity. Investment Securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as Securities Available for Sale. Securities Available for Sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Corporation's recent purchases of Investment Securities have been limited primarily to U.S. government and agency securities with short- to medium-term maturities.



   Securities Available for Sale are reflected at fair value with unrealized gains and losses, net of tax, being included in the Corporation's equity account. The fair value of the Securities Available for Sale, as of December 31, 1996 was $14.6 million, which resulted in a decrease in stockholders' equity of approximately $9,000 as of December 31, 1996. The change from an unrealized gain to an unrealized loss during 1996 was primarily a result of changes in market interest rates and certain maturities and additions of securities in the available for sale portfolio.

 The following tables summarize the carrying amount of the Corporation's Investment Securities and of Securities Available for Sale at the dates indicated.

                             SECURITIES PORTFOLIO
                                                    DECEMBER 31,
                                               ----------------------
                                               (DOLLARS IN THOUSANDS)
                                               1996     1995     1994
SECURITIES AVAILABLE FOR SALE                 -------  -------  -------
U.S. Treasury                                 $ 1,505  $ 7,532  $11,781
U.S. gov't. agencies & corp.                   13,086   15,843    5,603
                                              -------  -------    -----
   Total securities available for sale        $14,591  $23,375  $17,384
                                              =======  ======= ========

INVESTMENT SECURITIES
U.S. Treasury                                   6,476  $ 7,444  $ 7,631
U.S. Govt agencies & corp                       6,008    2,989    1,987
Other securities                                5,653    5,252    4,944
                                              -------    -----    -----
   Total investment securities                $18,137  $15,685  $14,562
                                             ========  =======  =======



     The carrying amount and weighted average yield of the Corporation's Investment Securities and Securities Available for Sale at December 31, 1996, by contractual maturity, are reflected in the following tables. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



       FAIR VALUE AND AVERAGE YIELD OF SECURITIES AVAILABLE FOR SALE(1)

                                                       AMOUNT    AVERAGE YIELD
                                                      --------   -------------
                                                 (DOLLARS IN THOUSANDS)
Due in one year or less.........................         $2,764           6.30%
Due after one year up to five years.............         10,823          6.39%
Due after five years up to ten years............          1,004          7.00%
Due after 10 years..............................              0            N/A
                                                        -------         ------
      Total securities..........................        $14,591          6.41%
                                                        =======         ======


         CARRYING AMOUNT AND AVERAGE YIELD OF INVESTMENT SECURITIES(1)
                                                        AMOUNT    AVERAGE YIELD
                                                       --------   -------------
                                                   (DOLLARS IN THOUSANDS)
Due in one year or less.........................         $4,657           6.11%
Due after one year up to five years.............          9,063          6.67%
Due after five years up to ten years............          4,417          6.58%
Due after ten years.............................              0            N/A
                                                        -------         ------
     Total securities...........................        $18,137          6.50%
                                                        =======         ======

     (1)  Yields are based on historical costs.

     Deposits.

      The Corporation's predominate source of funds is depository accounts. The Corporation's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Corporation's deposit base is predominantly core deposits, consisting of demand and savings deposits.

      The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable.

                                                     YEAR ENDED DECEMBER 31,
                                                     (DOLLARS IN THOUSANDS)
                                          --------------------------------------------
                                                  1996                    1995
                                          -------------------      -------------------

                                           AVERAGE    AVERAGE      AVERAGE     AVERAGE
                                           BALANCE      RATE       BALANCE       RATE
                                           -------      -----        -----      -----
Non-interest bearing demand deposits      $ 26,221      0.00%      $21,850      0.00%
Interest bearing demand deposits ...        39,806      2.85%       34,485      3.01%
Savings deposits ...................        16,459      2.46%       15,025      2.63%
Time deposits ......................        21,990      5.19%       20,049      4.99%
   Total/Weighted Average Rate .....      $104,476      2.57%      $91,409      2.66%
                                          ========      ====       =======      =====

  The following table is a summary of time deposits of $100,000 or more by remaining maturities as of December 31, 1996:

               MATURITIES OF TIME DEPOSITS OF $100,000 AND OVER

                                                        AMOUNT         PERCENT
                                                        ----------     -------
                                                (DOLLARS IN THOUSANDS)
Three months or less............................        $3,590            42%
Three to six months.............................           644             8%
Six to twelve months............................         3,422            41%
Over twelve months..............................           742             9%
                                                        -----            ---
   Total........................................        $8,398           100%
                                                        ======           ====


   Total deposits at December 31, 1996 were $111.4 million, compared to $99.5 million at December 31, 1995, an increase of approximately $11.9 million or 12.0%. Total deposits averaged $104.5 million for 1996, compared to the average total deposits for the year ended December 31, 1995 of $91.4 million, an increase of $13.1 million or 14.3%. Interest bearing demand, non-interest demand and savings balances have increased 15.2% from $76.5 million at December 31, 1995 to $88.2 million on December 31, 1996. Certificates of Deposit totaled $23.3 million at December 31, 1996 an increase of $281,000 or 1.2% from $23.0 million at December 31, 1995. The 15.6% growth in average core deposits from $71.4 million for 1995 to $82.5 million for 1996 enabled the Corporation to maintain a low average costs of funds and helped maintain the Corporation's interest margin.

   As new deposits are generated from the existing branches as well as any future branches, to the extent that these deposits grow faster than loan growth, the Corporation expects to use these funds for investment securities and other earning assets. Management expects to manage the growth of deposits in any new branches as it does in its current operations, by interest rate management and marketing. The Corporation's strategy for deposit acquisition and development has been to attract and retain core deposits, and the Corporation traditionally has not priced its deposits to attract short term relationships.



  Short Term Borrowings.



   The Corporation has no funding dependence on short term borrowings. Typically the short term borrowings are in the form of Securities Sold under Repurchase Agreements ("Repurchase Agreements") and are an accommodation for significant depositor relationships that have excess large investable balances for short periods. The majority of the Repurchase Agreements mature within 45 days. The following table summarizes short term borrowing and weighted average interest rates paid:

                                                                        YEARS ENDED DECEMBER 31
                                                                   ---------------------------------
                                                                   1996         1995            1994
                                                                   ----         ----            ----
                                                                         (DOLLARS IN THOUSANDS)
Average daily amount of short term borrowings outstanding
  during the period ......................................         $3,244       $2,436         $1,752
Weighted average interest rate on average daily short-term
  borrowings .............................................           4.62%        4.72%          3.42
Maximum outstanding short-term borrowings outstanding at
  any month-end ..........................................         $5,357       $2,778         $2,872
Short-term borrowings outstanding at period end ..........         $3,281       $2,778         $2,515
Weighted average interest rate on short-term borrowings at
  period end .............................................           4.25%        4.41%           4.19%

  Interest Sensitivity.

   An important element of both earnings performance and the maintenance of sufficient liquidity is management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. The gap can be managed by repricing assets or liabilities, by selling securities or loans held for sale, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Matching the amounts of assets and liabilities repricing in the same time interval contributes to preserving net interest margins and minimizing the impact on net interest income in periods of rising or falling interest rates. The Corporation evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments (such as letters of credit, lines of credit and credit card lines) in order to manage sensitivity risk. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.

   The following table illustrates the interest sensitivity gap position of the Corporation at December 31, 1996. It summarizes the contractual repayment terms or nearest repricing dates of the Corporation's interest earning assets and interest-bearing liabilities. This table presents a position that existed at one particular day (December 31, 1996) and therefore is not necessarily indicative of the Corporation's position at any other time.

                          INTEREST SENSITIVITY ANALYSIS

                                         MATURING OR REPRICING IN:
                                ---------------------------------------------
                                    WITHIN    4-12     1-5      OVER
                                   3 MONTHS  MONTHS   YEARS   5 YEARS   TOTAL
                                -----------  ------   -----   -------   -----
                                              (DOLLARS IN THOUSANDS)
Interest earning assets
  Federal funds sold .............      $  8,050        $      0       $      0       $      0      $  8,050
  Securities available for sale ..         2,764               0         10,823          1,004        14,591
    Investment securities ........            46           4,611          9,063          4,417        18,137
  Loans ..........................        21,972           5,045         37,323          9,352        73,692
                                        --------        --------       --------       --------      --------
Total interest earning assets ....      $ 32,832        $  9,656       $ 57,209       $14,773       $114,470
                                                        ========       ========       ========      ========
Interest bearing liabilities
  Deposits:
   Interest bearing demand .......      $ 39,329        $      0       $      0       $      0      $ 39,329
   Savings .......................        17,267               0              0              0        17,267
   Time deposits $100,000 & over .         3,591           4,065            742              0         8,398
   Other time deposits ...........         2,900           8,103          3,870              0        14,873
   Other borrowed money ..........         3,281               0              0              0         3,281
                                        --------        --------       --------       --------      --------
Total interest bearing liabilities      $ 66,368        $12,1680       $  4,612       $      0      $ 83,148
                                        ========        ========       ========       ========      ========

  Period gap .....................      $(33,536)       $ (2,512)      $ 52,597       $ 14,773      $ 31,322
                                        ========        ========       ========       ========
  Cumulative gap .................      $(33,536)       $(36,048)      $ 16,549       $ 31,322
                                        ========        ========       ========       ========
  Ratio of cumulative gap to total
   earning assets ................       (29.30)%        (31.49)%        14.46%          27.36%
                                        ========        ========       ========       ========


   While securities available for sale are presented in the foregoing table according to their stated maturities, such investments can, if necessary, be sold at any time in reaction to interest rate changes or funding demands.



   The Corporation had $33.5 million more in liabilities than assets that reprice in 90 days and was, therefore, in a liability-sensitive (negative gap) position for this interval at December 31, 1996. Generally, a negative gap position with respect to a given time period indicates that more liabilities may reprice within that time period than assets, with the result that rising rates may have a negative impact on interest rate spread and therefore on earnings. Conversely, a positive gap position indicates that more assets may reprice in that time period than liabilities, so that declining rates may have a negative impact on interest rate spreads and earnings. The Corporation manages its interest rate sensitivity gap to control the exposure of its net interest margin such that an increase or decrease in market rates will impact net interest income by no more than approximately 10% in any one year period. As noted previously, securities available for sale, while presented in the table at their stated maturities, can be sold any time and are an active interest sensitivity gap management tool. For example, if the securities available for sale were accelerated into the 4-12 months maturity/repricing column in the above chart, the cumulative negative gap position would decrease from (31.49%) to (21.16%). Further, the magnitude and timing of changes to deposit rate changes can be managed to further minimize the exposure of net interest margin. For example, savings deposits and certain interest bearing demand deposits, while recorded at their first possible repricing opportunity, would not likely react as quickly to a market rate change as their first recorded repricing opportunity would indicate.

  Liquidity.



   Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, securities classified as available for sale, and loans maturing within one year. As a result of the Corporation's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Corporation maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.



   At December 31, 1996 cash, securities classified as Securities Available for Sale, and federal funds sold were 24.4% of total assets, compared to 26.9% of total assets at December 31, 1995. Asset liquidity is also provided by managing loan maturities. At December 31, 1996, approximately $27.0 million or 36.7% of loans would mature or reprice within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.



  Capital Resources.



   The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions, economic forces and growth and expansion activities. The Corporation seeks to maintain a capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.



  The Corporation's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Leverage Ratios. Tier 1 Capital consists of common and qualifying preferred stockholders equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets which consist of both on and off balance sheet risks (such as letters of credit, lines of credit and credit card lines). The Corporation's Tier 1 Risk-Based Capital Ratio was 13.86% at December 31, 1996 compared to 15.80% at December 31, 1995 and 18.20% at December 31, 1994. The Corporation's Total Risk-Based Capital Ratio was 14.80% at December 31, 1996 compared to 16.75% at December 31, 1995 and to 17.07% at December 31, 1994. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At December 31, 1996, the Corporation's Leverage Ratio was 8.70% which exceeded the required minimum leverage ratio of 4.00%. Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth. The Corporation manages capital ratios to exceed regulatory minimums.

   The following table shows the Corporation's regulatory capital ratios and shareholders equity to total assets as of the periods ended:

                                                                           DECEMBER 31,
                                               REGULATORY     -----------------------------------
                                                MINIMUM        1996          1995          1994
                                                -------       -------       -------       -------

Capital Ratios:
   Tier 1 Risk-Based Capital Ratio .......         4.00%        13.86%        15.80%        17.07%
   Total Risk-Based Capital Ratio ........         8.00%        14.80%        16.75%        18.20%
   Tier 1 Leverage Ratio .................         4.00%         8.70%         8.74%        10.11%
   Shareholders Equity to Total Assets ...                       8.05%         8.82%         9.31%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORTS OF INDEPENDENT PUBLIC ACCOUNTANT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED INCOME STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

KPMG Peat Marwick LLP
1600 Market Street
Philadelphia PA   19103-7212




INDEPENDENT AUDITORS' REPORT

The Board of Directors
Community Financial Holding Corporation

We have audited the accompanying consolidated balance sheets of Community Financial Holding Corporation and subsidiary (the Corporation) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Holding Corporation and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994.


KPMG Peat Marwick, LLP

February 28, 1997

               COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

            ASSETS                              DECEMBER 31       DECEMBER 31
            ------                            ---------------------------------
                                                       1996                1995
                                              -------------       -------------
Cash and Due from Banks                       $   8,282,683       $   5,473,753
Federal Funds Sold                                8,050,000           1,550,000

Securities Available for Sale
 (Amortized cost of $14,603,603 at
  December 31, 1996 and $23,311,033
  at December 31, 1995)                          14,590,571          23,375,476
Investment Securities (Market Value of
 $18,213,864 at December 31, 1996 and
 $15,888,289 at December 31, 1995)               18,137,427          15,684,985
Loans Held For Sale                               1,304,840             261,818
Loans                                            72,387,490          63,137,885
 Less: Allowance for Loan Losses                   (738,353)           (595,593)
                                              -------------       -------------
 Net Loans                                       71,649,137          62,542,292
Bank Premises and Equipment, Net                  3,120,643           1,934,602
Accrued Interest Receivable                         902,084             978,455
Deferred Tax Assets                                  88,320              45,085
Other Assets                                        401,614             998,647
                                              -------------       -------------

      Total Assets                            $ 126,527,319       $ 112,845,113
                                              =============       =============

            LIABILITIES

Demand Deposits                               $  70,910,844       $  60,762,250
Savings Deposits                                 17,266,946          15,752,883
Time Deposits                                    23,270,538          22,989,356
                                              -------------       -------------
      Total Deposits                            111,448,328          99,504,489
Accrued Interest Payable                            584,769             471,805
Securities Sold Under Repurchase
 Agreements                                       3,280,586           2,777,677
Other Liabilities                                   267,881             129,866
                                              -------------       -------------

      Total Liabilities                         115,581,564         102,883,837
                                              -------------       -------------

            SHAREHOLDERS' EQUITY

Common Stock $5 Par Value
 Authorized 1,600,000 Shares
 Issued and Outstanding 988,974 Shares
 1996 and 985,512 Shares 1995                     4,944,870           4,695,345
Additional Paid In Capital                        4,899,873           4,327,162
Retained Earnings                                 1,228,457           1,015,080
Less Treasury Stock, at Cost,
 10,200 Shares                                     (118,844)           (118,844)
Unrealized Gain/(Loss) on Securities
 Available for Sale                                  (8,601)             42,533
                                              -------------       -------------
      Total Shareholders' Equity                 10,945,755           9,961,276
                                              -------------       -------------
      Total Liabilities &
       Shareholders' Equity                   $ 126,527,319       $ 112,845,113
                                              =============       =============

The accompanying notes are an integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                  1996            1995            1994
                                            ----------      ----------      ----------
      Interest Income:
Interest and Fees on Loans                  $6,181,220      $5,417,724      $4,239,008
Interest on Federal Funds Sold                 369,308         362,436         268,050
Interest and Dividends on Investments        2,043,490       1,675,061       1,503,621
                                            ----------      ----------      ----------
      Total Interest Income                  8,594,018       7,455,221       6,010,679
                                            ----------      ----------      ----------

      Interest Expense:
Interest on Demand Deposits                  1,133,942       1,037,969         812,112
Interest on Savings Deposits                   405,210         394,692         371,821
Interest on Time Deposits                    1,141,914       1,001,434         667,429
Interest on Short Term Borrowings              149,647         114,793          59,540
                                            ----------      ----------      ----------
      Total Interest Expense                 2,830,713       2,548,888       1,910,902
                                            ----------      ----------      ----------

Net Interest Income                          5,763,305       4,906,333       4,099,777
Provision for Loan Losses                      340,000         210,000         105,000
                                            ----------      ----------      ----------
Net Interest Income After Provision
 for Loan Losses                             5,423,305       4,696,333       3,994,777
                                            ----------      ----------      ----------

      Other Income:
Service Charges on Deposit Accounts            514,715         486,616         466,985
Net Gain on Sale of Securities                  11,269               0               0
Other Income, Service Charges and Fees         369,356         165,441         162,926
                                            ----------      ----------      ----------
      Total Other Income                       895,340         652,057         629,911
                                            ----------      ----------      ----------

      Other Expenses:
Salaries, Wages and Employee Benefits        2,431,794       2,030,767       1,541,452
Occupancy and Equipment Expenses               819,426         683,075         536,462
FDIC Insurance Expense                           2,000          93,685         170,202
Data Processing Expense                        362,826         325,184         329,884
Advertising Expense                            195,003         173,024         143,370
Other Operating Expenses                     1,038,119         883,097         751,389
                                            ----------      ----------      ----------
      Total Other Expenses                   4,849,168       4,188,832       3,472,759
                                            ----------      ----------      ----------

Income Before Income Taxes                   1,469,477       1,159,558       1,151,929
Income Tax Expense                             463,764         367,100         402,928
                                            ----------      ----------      ----------
Net Income                                  $1,005,713      $  792,458      $  749,001
                                            ==========      ==========      ==========

Net income per share information:
  Primary earnings per share                $     0.98      $     0.80      $     1.03
  Fully diluted earnings per share                0.95            0.80            1.03


The accompanying notes are a integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                                     GAIN (LOSS) ON
                                                                                                         SECURITIES         TOTAL
                                                         ADDITIONAL                                   AVAILABLE FOR         SHARE
                                             COMMON         PAID IN        RETAINED        TREASURY       SALE, NET      HOLDERS'
                                              STOCK         CAPITAL        EARNINGS           STOCK          OF TAX        EQUITY
                                              -----         -------        --------           -----          ------        ------

Balance at December 31, 1993              2,013,555       1,956,389         470,424        (118,844)              0      4,321,524
Common Stock Issuance
 6/23/94                                  2,250,000       1,805,760                                                      4,055,760
Net Income for 1994                                                         749,001                                        749,001
  5% Stock Dividend                         210,630         200,099        (410,729)                                             0
Unrealized Loss on Securities
  Available for Sale                                                                                       (219,131)      (219,131)
                                        -----------     -----------     -----------     -----------     -----------    -----------

Balance at December 31, 1994              4,474,185       3,962,248         808,696        (118,844)       (219,131)     8,907,154
Net Income for 1995                                                         792,458                                        792,458
  5% Stock Dividend                         221,160         364,914        (586,074)                                             0
Change in Unrealized Gain (Loss)
  on Securities                                                                                                                  0
 Available for Sale, Net of Tax                                                                             261,664        261,664
                                        -----------     -----------     -----------     -----------     -----------    -----------

Balance at December 31, 1995              4,695,345       4,327,162       1,015,080        (118,844)         42,533      9,961,276
Issuance of Common Stock Under
 Director & Officer Stock Option Plan        16,485          13,415                                                         29,900
Net Income for 1996                                                       1,005,713                                      1,005,713
  5% Stock Dividend                         233,040         559,296        (792,336)                                             0
Change In Unrealized Gain (Loss)
 on Securities Available
 For Sale                                                                                                   (51,134)       (51,134)
                                        -----------     -----------     -----------     -----------     -----------    -----------

Balance at December 31, 1996            $ 4,944,870     $ 4,899,873     $ 1,228,457     $  (118,844)    $    (8,601)   $10,945,755
                                        ===========     ===========     ===========     ===========     ===========    ===========

The accompanying notes are an integral part of these statements.

COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

                                                                              1996               1995                 1994
                                                                              ----               ----                 ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                            $  1,005,713       $    792,458         $    749,001
Adjustments To Reconcile Net Income to Net Cash Provided
  By Operating Activities:
      Depreciation and Amortization                                        248,324            222,237              180,947
      Provision For Loan Losses                                            340,000            210,000              105,000
      Accretion (Amortization) of Discount
       (Premium) on Securities, Net                                        (36,822)             9,677              (33,529)
      Gain On Sale of Securities Available For Sale                        (11,269)                 0                    0
      Loss (Gain) On Sale of Other Real Estate                               5,510             26,871              (19,049)
      Gain On Sale Of Bank Premises And Equipment                                0                  0              (16,700)
      Decrease (Increase) In Accrued Interest Receivable                    76,371           (218,527)            (233,839)
      Decrease (Increase) In Deferred Tax Assets                           (43,235)           118,642              102,027
      Decrease (Increase) In Other Assets                                  591,523           (785,177)            (218,559)
      Increase (Decrease) In Accrued Interest Payable                      112,964            242,585             (219,037)
      Increase In Other Liabilities                                        138,015            102,280                   25
                                                                      ------------       ------------         ------------
      Total Adjustments                                                  1,421,381            (71,412)
                                                                      ------------       ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,427,094            721,046              396,287

CASH FLOW FROM INVESTING ACTIVITIES:
      Proceeds From Maturity and Sale Of Securities
       Available For Sale                                               17,520,594         11,500,000            6,200,000
      Proceeds From Maturities and Prepayments
       Of Investment Securities                                          8,369,473          5,609,166            2,103,026
      Purchases Of Securities Available For Sale                       ( 8,748,668)       (16,926,273)          (3,591,298)
      Purchases Of Investment Securities                               (10,811,979)        (7,045,255)          (7,280,105)
      Loans Made To Customers, Net                                     (10,489,867)        (9,913,479)          (9,395,450)
      Premises And Equipment Expenditures                              ( 1,434,365)          (270,058)          (1,037,637)
                                                                      ------------       ------------         ------------
NET CASH USED BY INVESTING ACTIVITIES                                   (5,594,812)       (17,045,899)         (13,001,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net Increase in Deposits                                          11,943,839         15,557,974            5,588,153
      Net Increase (Decrease) In Short
        Term Borrowings                                                    502,909            263,006             (405,944)
       Proceeds from issuance of Common Stock                                    0                  0            4,252,500
       Stock Offering Costs Paid                                                 0                  0             (196,740)
       Proceeds from Issuance of Common Stock Under
         Director and Officer Stock Option Plan                             29,900                  0                    0
                                                                      ------------       ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               12,476,648         15,820,980            9,237,969
                                                                      ------------       ------------         ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   9,308,930           (503,873)          (3,367,208)
                                                                      ------------       ------------         ------------
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF YEAR                        7,023,753          7,527,626           10,894,834
                                                                      ------------       ------------         ------------
CASH AND CASH EQUIVALENTS AS OF END OF YEAR                           $ 16,332,683       $  7,023,753         $  7,527,626
                                                                      ============       ============         ============
SUPPLEMENTAL DISCLOSURE:
Cash Paid During The Year:
      Interest                                                        $  2,717,749         $2,224,584            1,502,447
      Income Taxes                                                         352,137            331,600              372,840
Non-Cash Items:
      Net Change In Unrealized Gain/(Loss) From
       Securities Available For Sale                                       (77,475)           396,460             (332,017)
       Tax Effect Of Unrealized Loss
       From Securities Available For Sale                                  (26,341)           134,796             (112,886)
Acquisition of Real Estate in Settlement of Loans                                0            637,643               82,000

The accompanying notes are an integral part of these statements.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Community Financial Holding Corporation (the Holding Company) is the parent of Community National Bank of New Jersey (the Bank) which is the sole wholly owned subsidiary of the Holding Company. The Holding Company conducts no business separate from that of the Bank.

    The Bank is a national banking corporation organized under the laws of the United States in 1987. It provides commercial banking services at its main facility in Haddon Township, New Jersey and at branch offices in Westville, Audubon, Cherry Hill, Collingswood and Marlton, New Jersey. The principal activity of the Bank is to provide its local communities with general commercial and retail banking services. The Bank offers commercial and consumer loans, including real estate loans, residential mortgage loans, home equity loans and lines of credit, auto loans and other credit products. The bank is not authorized to offer trust services and does not presently offer the sale of investment products such as mutual funds to its customers. The Bank's deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts.

    The accounting and reporting policies reflected in the consolidated financial statements conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant of these policies.

  Principals of Consolidation

    The financial statements consolidate the Holding Company and its subsidiary, the Bank collectively referred to as the "Corporation". All significant intercompany balances have been eliminated.

  Use of Estimates

    Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for possible loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for possible loan losses and real estate owned, management obtains independent appraisals for significant properties to the extent considered practical.

  Cash and Cash Equivalents

    For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds generally are purchased and sold for a one-day period.

  Securities

    As of January 1, 1994, the Bank adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Applicable investments are classified in three categories consisting of held-to-maturity, trading and available for sale. Trading securities are those which are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Corporation has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Held-to-maturity securities are reported at amortized cost, while trading securities and available-for-sale securities are reported at fair value. For trading securities the unrealized gains and losses are included in current earnings. Available-for-sale securities are accounted for by reporting unrealized gains and losses as a separate component of shareholders equity, net of tax.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

  Loans Held For Sale

    The Bank originates residential real estate loans and sells primarily fixed rate loans to various investors such as mortgage companies and agencies. The Bank has purchase commitments at par value for all loans held for sale. The interest income earned from the loan closing date to the date of sale is recorded in Interest and Fees on Loans. In 1996, the interest earned from the sale of loans totalled $18,096. For 1995, $261,818 was reclassified from Other Assets to Loans Held For Sale and $6,886 was reclassified from Other Income to Interest and Fees on Loans.

  Loans

    Interest on loans is included in interest income on the accrual method over the terms of the loans based upon the principal balances outstanding.

    Income recognition of interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as non-accrual when principal or interest has consistently been in default for a period of 90 days or more or because of a deterioration in the financial condition of the borrower such that payment in full of principal and interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and in the process of collection.

  Loan origination fees are offset by certain direct origination costs. Net deferred loan fees, if any, are amortized over the life of the related loans as an adjustment of the yield on the loans.

  In 1995, the Bank adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Under SFAS 114 and SFAS 118, "impaired" loans are measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS 114 and 118 has not had a material effect on the Corporation's consolidated financial statements. For purposes of applying the measurement criteria for impaired loans the Bank excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial and agriculture loans with balance less than $100,000. For applicable loans, the Bank evaluates the need for impairment recognition when a loan becomes non-accrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Bank's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed previously. Impaired loans are charged off when the Bank determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan.

  Allowance for Loan Losses

    The allowance for loan losses represents the amount which, in management's judgment, is necessary to cover estimated loan losses. Management performs a quarterly assessment of the credit portfolio in order to determine the appropriate level of the allowance. The factors considered in this evaluation include, but are not necessarily limited to, estimated losses from loan and off-balance sheet arrangements; general economic conditions; deterioration in credit concentration or pledged collateral; historical loss experience; and trends in portfolio volume, maturity, composition, delinquencies, and non-accruals. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or any other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process periodically review the Corporations' allowance for losses on loans. Such agencies may require the Corporation to recognize additions to the allowance based on their judgements about information available to them at the time of their examination. Accounts are charged directly against the allowance as soon as probability of loss is established, taking into consideration such factors as the customer's financial condition, underlying collateral and guarantees. Recoveries on previously charged off loans are added to the allowance.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

  Bank Premises and Equipment

    Land, buildings and equipment owned by the Corporation are carried at amortized cost. The Corporation leases certain facilities under long-term agreements as described in Note 10. Leasehold improvements are capitalized and amortized over the lease term, including extension options or the estimated useful lives of the improvements, whichever is shorter. Depreciation of buildings and equipment is based on the economic useful lives of the assets, ranging from five to forty years, using the straight line method. Maintenance and repairs which do not extend the useful life of the assets are charged to current operating expenses.

    In 1996, the Corporation purchased the physical property and equipment at three branch banking locations for a total cost of approximately $1.0 million.

  Other Assets

    Other assets include other real estate owned, consisting of foreclosed real estate which is carried at the lower of cost or estimated fair value less selling costs. Any write-down, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Subsequent write-downs and expenses incurred in connection with holding such assets are recorded in non-interest expense and any gains or losses upon their sale are included in other income or expense.

  Earnings Per Common Share

    Earnings per share are calculated on the basis of the weighted average number of shares outstanding and dilutive common stock equivalents including stock options and warrants. The average number of common shares used in the computation for primary earnings per share were 1,030,995, 991,746 and 726,828 for 1996, 1995 and 1994, respectively. The average number of shares used in the computation for fully diluted earnings per share for 1996 were 1,061,750. Stock options and warrants were not dilutive greater than 3% of earnings per share for 1995 and 1994.

    The computation of the 1996, 1995 and 1994 average number of common shares and all per share data gives retroactive recognition to a 5% stock dividend declared in each of those years.

  Stock Option Plan

    The Corporation accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued To Employees, and related interpretations. As such, compensation expense would be reported on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Corporation adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Income Taxes

    The Corporation accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be resolved or settled. The effect on deferred taxes of a change in tax rates is recognizable in income in the period that includes the enactment date.

  Impairment Of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

    The Corporation adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Corporation's financial position, results of operations or liquidity.


  Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of Liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Corporation does not expect that adoption of SFAS No. 125 will have a material impact on the Corporation's financial position, results of operations or liquidity. In December 1996, FASB issued SFAS No. 127 which deferrs the effective date of certain provisions of SFAS No. 125.

  Accounting for Mortgage Servicing Rights

    In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. This statement requires the Bank, which services mortgage loans for others in return for a fee, to recognize as an asset the right to service mortgage loans, regardless of how they were acquired. Additionally, the Bank is required to assess the fair value of these assets at each reporting date to determine impairment. SFAS No. 122 was adopted by the Bank on January 1, 1996. The adoption of this Statement did not materially affect the Bank's results of operation, equity or financial condition.

NOTE 2.      CASH AND DUE FROM BANKS

    Average reserves with the Federal Reserve Bank of $300,000 were maintained to satisfy minimum Federal regulatory reserve requirements during 1996 and 1995.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

NOTE 3.     SECURITIES

  The amortized cost and estimated fair value of investments in debt securities at December 31, 1996 and December 31, 1995 are as follows.

                                                                        1996
                                                            SECURITIES AVAILABLE FOR SALE
                                                            -----------------------------
                                                       GROSS           GROSS              GROSS
                                                     AMORTIZED       UNREALIZED        UNREALIZED              FAIR
                                                        COST           GAINS              LOSSES               VALUE
                                                        ----           -----              ------               -----
United States Treasury and Agency
   Securities ..............................        $14,348,582        $27,160        $    (40,192)        $14,335,550
Other ......................................             14,671              0                   0              14,671
Federal Reserve Stock ......................            240,350              0                   0             240,350
                                                    -----------        -------        ------------         -----------
   Total ...................................        $14,603,603        $27,160        $    (40,192)        $14,590,571
                                                    ===========        =======        ============         ===========

                                                                       1996
                                                               INVESTMENT SECURITIES
                                                               ---------------------
                                                       GROSS           GROSS              GROSS
                                                     AMORTIZED       UNREALIZED        UNREALIZED              FAIR
                                                        COST           GAINS              LOSSES               VALUE
                                                        ----           -----              ------               -----
United States Treasury and Agency
     Securities ..................                  $10,493,612        $43,407        $   (18,036)        $10,518,983
Obligations of State and political
     subdivisions ................                    5,652,976         38,962               (658)          5,691,280
Mortgage backed securities .......                    1,990,839         12,762                  0           2,003,601
                                                    -----------        -------        -----------         -----------
 Total ...........................                  $18,137,427        $95,131        $   (18,694)        $18,213,864
                                                    ===========        =======        ============        ===========

                                                                         1995
                                                            SECURITIES AVAILABLE FOR SALE
                                                            -----------------------------
                                                       GROSS           GROSS              GROSS
                                                     AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                                        COST           GAINS              LOSSES          VALUE
                                                        ----           -----              ------          -----
United States Treasury and Agency
   Securities ...................                   $23,070,683        $78,074        $(13,631)        $23,135,126
Federal Reserve Stock ...........                       240,350              0               0             240,350
                                                    -----------        -------        --------         -----------
   Total ........................                   $23,311,033        $78,074        $(13,631)        $23,375,476
                                                    ===========        =======        ========         ===========

                                                                        1995
                                                               INVESTMENT SECURITIES
                                                               ---------------------
                                                       GROSS           GROSS              GROSS
                                                     AMORTIZED       UNREALIZED        UNREALIZED        FAIR
                                                        COST           GAINS              LOSSES         VALUE
                                                        ----           -----              ------         -----
United States Treasury and Agency
     Securities ..................                  $ 8,443,660        $121,027        $   0          $8,564,687
Obligations of State and political
    subdivisions .................                    5,252,494          45,503         (995)          5,297,002
Mortgage backed securities .......                    1,988,831          37,769            0           2,026,600
                                                    -----------        --------        -----         -----------
   Total .........................                  $15,684,985        $204,299        $(995)        $15,888,289
                                                    ===========        ========        =====         ===========

 During 1996, the Bank received proceeds of $11,520,594 from the sale of securities available for sale. Gross gains of $17,621 and gross losses of $6,352 were realized on those sales. There were no sales of investment securities during 1996. There were no sales of securities available for sale or investment securities during 1995 or 1994.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

   The amortized cost and estimated fair value of investment securities as of December 31, 1996 and 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 SECURITIES AVAILABLE FOR SALE
                                                                 -----------------------------
                                                            1996                                 1995
                                                            ----                                 ----
                                                AMORTIZED            FAIR            AMORTIZED            FAIR
                                                   COST              VALUE             COST               VALUE
                                                   ----              -----             ----               -----

Due in one year or less ..............        $ 2,759,997        $ 2,763,271        $ 7,741,283        $ 7,735,514
Due after one year through five years          10,843,606         10,823,237         15,569,750         15,639,962
Due after five years through ten years          1,000,000          1,004,063                  0                  0
Due after ten years ..................                  0                  0                  0                  0
                                              -----------        -----------        -----------        -----------
    Total ............................        $14,603,603        $14,590,571        $23,311,033        $23,375,476
                                              ===========        ===========        ===========        ===========

                                                                           INVESTMENT SECURITIES
                                                                           ---------------------
                                                                      1996                                 1995
                                                                      ----                                 ----
                                                         AMORTIZED            FAIR            AMORTIZED            FAIR
                                                            COST              VALUE             COST               VALUE
                                                            ----              -----             ----               -----

Due in one year or less .........................        $ 4,656,484        $ 4,666,352        $ 6,739,820        $ 6,745,113
                                                         -----------        -----------        -----------        -----------
Due after one year through five years ...........          9,063,481          9,115,410          6,505,579          6,644,361
Due after five years through ten years ..........          4,417,462          4,432,102            450,755            472,215
Due after ten years .............................                  0                  0          1,988,831          2,026,600
                                                         -----------        -----------        -----------        -----------
   Total ........................................        $18,137,427        $18,213,864        $15,684,985        $15,888,289
                                                         ===========        ===========        ===========        ===========


 Investment securities and Securities Available For Sale with a carrying value of approximately $7,987,456 and $10,502,100 at December 31, 1996 and 1995,
respectively, were pledged as collateral for demand and time deposits of governmental agencies as required by law.

NOTE 4. LOANS

Major classifications of loans are as follows:



                                         1996                 1995
Commercial .................        $ 46,287,940         $ 44,719,495
Construction ...............           1,204,000              456,603
Residential Mortgages ......           4,070,846               97,913
Consumer ...................          20,824,704           17,863,874
                                    ------------         ------------
   Total loans .............        $ 72,387,490         $ 63,137,885
   Allowance for loan losses            (738,353)            (595,593)
                                    ------------         ------------
   Loans-Net ...............        $ 71,649,137         $ 62,542,292
                                    ============         ============

   At December 31, 1996, 1995 and 1994, loans for which the accrual of interest has been discontinued totalled $527,881, $320,051 and $517,825 respectively. If interest on these loans had been accrued, such income would have approximated $38,747 in 1996, $22,306 in 1995 and $25,126 in 1994. In the opinion of management, sufficient collateral exists to recover the amounts owed.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

   Loans which are contractually past due 90 days or more as to principal or interest payments totalled $14,047 and $9,654 and $44,407 at December 31, 1996, 1995 and 1994, respectively. The amount of interest income on those loans that was included in net income was $675, $1,213 and $14,109 for 1996, 1995 and 1994, respectively.

   Loans to directors and their associates and principal officers and shareholders which are made in the ordinary course of business and on substantially the same terms and rates as to other borrowers aggregated approximately $780,701 and $518,894 as of December 31, 1996 and 1995, respectively. During 1996, approximately $380,590 of new loans were made, repayments totaled $131,306 and advances on existing loans were $12,523.

   Changes in the allowance for loan losses are as follows:

                                                   1996       1995      1994
                                                   ----       ----      ----
   Balance, beginning of year................   $595,593  $604,054   $718,777
      Provision charged to operations........    340,000     210,000  105,000
      Loans charged off......................   (248,855) (247,045)  (305,137)
      Recoveries.............................     51,615     28,584    85,414
                                                  ------   --------   -------
     Balance, end of year....................   $738,353  $595,593   $604,054
                                                ========  ========   ========


NOTE 5.  BANK PREMISES AND EQUIPMENT

   Major classifications of bank premises and equipment as of December 31, 1996 and 1995 are summarized as follows:

                                                            1996       1995
                                                            ----       ----
      Land and buildings............................... $1,924,795   $955,973
   Equipment............................................ 1,975,538  1,565,704
   Leasehold and other improvements.....................   617,373    562,101
                                                           -------    -------
       Total............................................ 4,517,706  3,083,778
   Accumulated depreciation and amortization............(1,397,063)(1,149,176)
                                                        ---------- ----------
   Premises and equipment, net..........................$3,120,643 $1,934,602
                                                        ========== ==========

NOTE 6.   DEPOSITS

   A summary of deposits as of December 31, 1996 and 1995 is as follows:

                                                        1996          1995
                                                        ----          ----
Non-Interest Bearing................................$31,581,773    $25,563,609
Interest Bearing:
   NOW checking accounts.............................27,534,055 .   24,822,982

   Money market deposit accounts.....................11,795,016 .   10,375,659
   Savings accounts..................................17,266,946 .   15,752,883
   Certificates of deposit less than $100,000 .......14,872,644     14,348,592
   Certificates of deposit $100,000 and greater ..... 8,397,894      8,640,764
                                                      ---------      ---------
         Total interest bearing deposits.............79,866,555 .   73,940,880
                                                    -----------     ----------
      Total deposits...............................$111,448,328    $99,504,489
                                                   ============    ===========

   The weighted average interest rate paid on interest bearing deposits was 3.43% and 3.50% at December 31, 1996 and 1995, respectively.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

   While the certificates frequently are renewed at maturity rather than paid out, they are scheduled to mature contractually as follows:

                                                        1996             1995
                                                        ----             ----
Within one year ..............................      $18,724,472      $18,293,333
Beyond one year but within three years .......        2,300,148        3,647,008
Over three years .............................        2,245,918        1,049,015
                                                    -----------      -----------
    Total ....................................      $23,270,538      $22,989,356
                                                    ===========      ===========

   A summary of interest expense on deposits during 1996, 1995 and 1994, is as follows:

                                                  1996      1995         1994
                                                  ----     -----         ----
   NOW checking accounts.....................  $ 855,188 $ 747,460   $  537,348
   Money market deposit accounts.............    428,401   405,302      334,304
   Savings accounts..........................    405,210   394,692      371,821
   Certificates of deposit less than $100,000    778,710   558,140      372,436
   Certificates of deposit $100,000 and greater  363,204   443,294      294,993
                                                 -------   -------      -------
      Total.................................. $2,830,713  $2,548,888 $1,910,902
                                               ========== ========== ==========

   Money Market Deposit accounts include interest expense for short term borrowings of $149,647, $114,793 and $59,540 for 1996, 1995 and 1994,
respectively.

NOTE 7.      SHORT TERM BORROWINGS

      At December 31, 1996, 1995 and 1994, short term borrowings under agreements to repurchase securities sold are summarized as follows:

                                                                                    COLLATERAL
                                                                                    U.S. GOVERNMENT
                                   REPURCHASE    WEIGHTED AVERAGE                   OBLIGATIONS
                                    LIABILITY     INTEREST RATE          BOOK VALUE              MARKET VALUE
                                    -------------------------------------------------------------------------
                                                              (Dollars in Thousands)

1996, Within 30 Days                 $2,943            4.13%                $3,005                  $3,005
1996, Within One Year                $  338            5.25%                $1,000                  $1,004
1995, Within 30 Days                 $2,272            4.56%                $3,134                  $3,132
1995, Within 30 to 120 Days          $  506            4.57%                $  892                  $  888
1994, Within 30 Days                 $2,515            4.19%                $2,999                  $2,942

  These agreements to repurchase securities require that the Corporation repurchase the identical securities as those that were sold. The short-term borrowings under these agreements averaged $3,185,610, $2,339,764 and $1,752,172 during 1996, 1995 and 1994, respectively, and the maximum amounts outstanding at any month-end during 1996, 1995 and 1994 were $5,356,816, $2,777,677 and
$2,871,692, respectively.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

NOTE 8.     INCOME TAXES

   The following is a summary of the provision for income tax expense:

                                                    1996             1995             1994
                                                  --------        ---------         --------
Current:
   Federal ...............................        $398,490         $341,347         $189,338
   State .................................          82,168           41,908           96,928
                                                  --------        ---------         --------
       Total .............................         480,658          383,255          286,266
Deferred:
   Federal ...............................         (16,894)         (16,155)         116,662
   State .................................               0                0                0
                                                  --------        ---------         --------
      Total ..............................         (16,894)         (16,155)         116,662
                                                  --------        ---------         --------
     Total........................                $463,764         $367,100         $402,928
                                                  ========        =========         ========



   A reconciliation of federal income taxes at the statutory rate of 34% to the consolidated effective income tax is as follows:

                                                                 1996              1995              1994
                                                              ---------         ---------         ---------
Tax at statutory rate ................................        $ 499,622         $ 394,250         $ 391,656
Tax exempt income net of interest scale back .........          (68,574)          (67,056)          (37,531)
State income taxes net of federal benefit ............           54,231            27,660            63,972
Other ................................................          (21,515)           12,246           (15,169)
                                                              ---------         ---------         ---------
   Total .............................................        $ 463,764          $367,100          $402,928
                                                              =========         =========         =========


   Significant deferred tax assets and liabilities of the corporation are as follows:

                                                            1996            1995
                                                            ----            ----
  Loan Loss Reserve Book vs. Tax ...............        $135,487        $101,851
Unrealized Loss Available for Sale Securities ..           4,431               0
                                                        --------        --------

   Total Deferred Assets .......................        $139,918        $101,851
Unrealized Gain Available For Sale Securities ..               0          21,911
Depreciation, Amortization and Deferrals .......          51,598          34,855
                                                        --------        --------
   Total Deferred Credits ......................          51,598          56,766
                                                        --------        --------
Net Deferred tax asset .........................        $ 88,320        $ 45,085
                                                        ========        ========

   Management has determined that it is more likely than not deferred tax assets will be realized. There can be no assurance, however, that the Corporation will generate any taxable income, or any specific level of continuing earnings.

NOTE 9.  SHAREHOLDERS' EQUITY

   The Board of Directors of the Corporation declared 5% common stock dividends on November 7, 1996, November 13,1995 and December 15, 1994 to shareholders of record on December 1, 1996, December 1, 1995 and December 1, 1994, respectively.

   In connection with the issuance of common stock by the Corporation in 1994, 26,047 warrants were issued to the Corporation's underwriter. Such warrants are exerciseable at a price of $9.98 and expire on June 16, 2000. such warrants have been adjusted to reflect the Corporation's 5% stock dividends in 1996, 1995 and 1994.

NOTE 10.  LEASES

   The Corporation leases operating facilities under operating lease agreements. Generally, the Corporation is required to pay executory costs such as property taxes, maintenance, and insurance.

   The total minimum rental commitment at December 31, 1996 under leases is $486,994 which is due as follows:

   In the year ending December 31:
         1997........................$216,994
         1998..........................99,000
         1999..........................85,500
         2000..........................54,000
         2001 .........................31,500

  The total rental expense was $269,770, $232,077 and $185,101 in 1996, 1995 and
1994, respectively.


NOTE 11. DIVIDENDS

   The ability of the Corporation to pay dividends is limited by the Bank's ability to pay dividends to the Holding Company. Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1996, dividends in excess of those already declared from the Bank to the Corporation are limited to $2,563,000.

NOTE 12. EMPLOYEE BENEFIT PLAN

   The Corporation maintains a defined contribution profit sharing and savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to Section 401(K) of the Internal Revenue Code. Required matching contributions by the Corporation expensed in the consolidated financial statements were $26,432, $17,455 and $16,549 in 1996, 1995 and 1994, respectively.

NOTE 13.  EMPLOYEE AND DIRECTOR STOCK OPTION PLAN

   In 1994, the Corporation adopted a stock option plan (the Plan) pursuant to which the Corporation's Board of Directors may grant stock options to Directors and Officers. The plan authorizes grants of options to purchase up to 347,288 shares (adjusted for stock dividends) of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten year terms and vest and become fully exercisable after two years from the date of grant.

   At December 31, 1996, there were 201,938 additional shares available for grant under the plan. The per share weighted-average fair value of stock options granted during 1995 was $7.15 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
expected dividend yield 0.0%, risk-free interest rate of 6.5%. and an expected life of 10 years. There were no stock options granted in 1996.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

   The Corporation applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Corporation's net income would have been reduced to the pro forma amounts indicated below:

                                                    1996      1995
                                                    ----      ----
         Net Income As Reported               $1,005,713  $792,458
         Net Income Pro Forma                    884,165   784,692
         Primary Earnings as Reported               0.98      0.80
         Primary Earnings, Pro Forma                0.86      0.79
         Fully Diluted Earnings as Reported         0.95      0.80
         Fully Diluted Earnings, Pro Forma          0.83      0.79

   Pro forma net income reflects only options granted in 1995 as there were no options granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period of two years and compensation cost for options granted prior to January 1, 1995 is not considered.

   Stock option activity during the periods indicated is as follows:

                                                NUMBER OF      WEIGHTED-AVERAGE
                                                SHARES(1)       EXERCISE PRICE
                                                ---------       --------------
   Balance at December 31, 1994..............    116,573             $ 8.64
   Granted ..................................     40,950              11.67
                                                  ------
   Balance at December 31, 1995..............    157,523               9.42
   Forfeited                                     (8,876)              10.43
   Exercised.................................    (3,297)              10.00
                                                 -------
      Balance at December 31, 1996...........    145,350               9.38
                                                 =======

   (1) The figures are adjusted to reflect the Corporation's stock dividends in 1996, 1995 and 1994.

   At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $8.64 - $11.67 and 8.3 years, respectively.

   At December 31, 1996 and 1995, the number of options exercisable was 145,350 and 157,523, respectively, and the weighted-average exercise price of those options was $9.38 and $9.42, respectively.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

  Financial Instruments with Off-Balance-Sheet Risk

   In the normal course of business, to meet the financial and servicing needs of its customers, the Corporation enters into transactions that involve instruments with off-balance sheet risk. These instruments include loan commitments, letters of credit and credit card lines. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

  The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, letters of credit and credit card lines is represented by the dollar amount of those instruments. The Corporation uses the same credit policies and collateral requirements in making commitments and conditional obligations as it does for on-balance sheet financial instruments.

   The aggregate dollar amount of financial instruments with off-balance sheet risk are as follows at December 31, 1996 and 1995, respectively:

                                                            1996         1995
Loan Commitments........................................$12,977,028  $ 9,634,968
Commercial and standby letters of credit ...............    819,280      689,982
Credit cards ...........................................  1,056,488    1,034,679
   Total ...............................................$14,852,796  $11,359,629

   Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral may include accounts receivable, investments, inventory, property, plant and equipment, and commercial income producing and residential real property.

   Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The credit risk involved and collateral obtained in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

   The Corporation does not anticipate any material losses as a result of these commitments.

  Concentrations of Credit Risk

   Most of the Corporation's commercial, real estate, and installment loan activity is with customer's located in the southern counties of New Jersey. The concentrations of credit by type of loan are set forth in Note 4. Generally these loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrower. Performance by the Corporation's loan customers is expected to be substantially influenced by economic conditions in the Southern New Jersey market area.

  Legal and Regulatory Proceedings

   The Corporation is a party to certain claims and litigation that arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Corporation in connection with such claims and litigation, it is the opinion of management that the disposition or ultimate determination of such claims and litigation will not have a material adverse effect on the consolidated financial position or the results of operations of the Corporation.

NOTE 15. RELATED PARTIES

   The Corporation leased its operations center at 231 Haddon Avenue from a partnership, the partners of which are also members of the Corporation's board of directors. The lease required annual rental payments of $55,000 through December 31, 1996. This property was purchased by the Corporation at its fair value of $325,000 on January 7, 1997.

   Several of the Corporation's directors, including the Corporation's legal counsel or organizations controlled by them, have been paid $64,389 and $28,495 by the Corporation, for services rendered in connection with loans or loan applications during 1996 and 1995, respectively.

                     COMMUNITY FINANCIAL HOLDING CORPORATION

   In the opinion of management, all transactions with related parties are conducted on similar terms and bases as those utilized in the normal course of business.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Financial Accounting Standards No. 107 (FAS 107), "Disclosures about Fair Value of Financial Instruments", requires corporations to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

   Fair value estimates made as of December 31, 1996 and 1995 are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the corporation's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

  The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

  CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate those assets' fair values.

  SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES - Fair values were based on quoted market prices, where available.

  LOANS HELD FOR SALE - The carrying amounts for loans held for sale approximate their fair values since commitments for sale at par are obtained prior to the loan close date.

  LOANS - The carrying values, reduced by estimated inherent credit losses, of variable-rate loans and other loans with short-term characteristics were considered fair value. For other loans, the fair market values were calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in those loans.

  ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE - The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values.

  DEPOSIT LIABILITIES - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 1996. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

  SHORT-TERM BORROWINGS - The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - These instruments include loan commitments, letters of credit and unused credit card lines. It is impractical to assign these instruments a fair value.

                     COMMUNITY FINANCIAL HOLDING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

  The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities at December 31, 1996 and 1995. (Dollars in thousands)

                                                                                         1995
                                                          1996       1996      1995       EST
                                                      CARRYING  ESTIMATED  CARRYING      FAIR
                                                        AMOUNT FAIR VALUE    AMOUNT     VALUE
                                                        ------ ----------    ------     -----
  Financial Assets:
   Cash and due from banks - non-interest bearing      $ 8,283   $ 8,283     $5,474   $5,474
   Federal funds sold.... ...................            8,050     8,050      1,550    1,550
   Securities available for sale.............           14,591    14,591     23,375   23,375
   Investment securities.....................           18,137    18,214     15,685   15,888
     Loans Held For Sale                                 1,305     1,305        262      262
   Loans ....................................           71,649    71,546     62,542   68,019
   Accrued interest receivable...............              902       902        978      978
  Financial liabilities:
   Deposits...........................                 111,448    111,422    99,504   99,538
   Short-term borrowings.....................            3,281     3,281      2,778    2,778
   Accrued interest payable..................              585       585        472      472

NOTE 17.  REGULATORY CAPITAL

  The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements about components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the following table. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

  As of December 31, 1996 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

  The Bank's actual capital amounts and ratios are presented in the table. ($ in thousands)

                                                                                                       TO BE WELL CAPITALIZED
                                                                              FOR CAPITAL              UNDER PROMPT CORRECTIVE
                                                          ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                                          ------              -----------------        -----------------
                                                   AMOUNT        RATIO        AMOUNT       RATIO       AMOUNT       RATIO
                                                   ------        -----        ------       -----       ------       -----
As of December 31, 1996
Total Capital (to Risk Weighted Assets)           $11,676        14.80%       $6,313       8.00%       $7,891      10.00%
Tier 1 Capital (to Risk Weighted Assets)           10,938        13.86%        3,157       4.00%        4,735       6.00%
Tier 1 Capital (to Average Assets)                 10,938         8.70%        5,027       4.00%        6,284       5.00%

As of December 31, 1995:
Total Capital (to Risk Weighted Assets)           $10,511        16.75%       $5,020       8.00%       $6,275      10.00%
Tier 1 Capital (to Risk Weighted Assets)            9,915        15.80%        2,510       4.00%        3,765       6.00%
Tier 1 Capital (to Average Assets)                  9,915         8.74%        4,539       4.00%        5,674       5.00%

                     COMMUNITY FINANCIAL HOLDING CORPORATION

NOTE 17. PARENT COMPANY ONLY FINANCIAL STATEMENTS

                        CONDENSED BALANCE SHEETS FOR THE PARENT COMPANY
                                        ($ IN THOUSANDS)
                                                         (DEC. 31)  (DEC. 31)
                                                            1996      1995
                                                            ----      ----
ASSETS
Investment in Community National Bank...................   $10,931     $9,961
Other assets ...........................................        15          0
                                                          --------    -------
  Total Assets..........................................   $10,946     $9,961
                                                           =======     -=====

LIABILITIES AND SHAREHOLDERS' EQUITY
Common stock............................................    $4,945     $4,695
Additional paid in capital..............................     4,900      4,327
Retained earnings.......................................     1,229      1,015
Treasury stock..........................................     (119)      (119)
Unrealized gain (loss) on securities available for sale.       (9)         43
                                                           -------     ------
  Total Liabilities and Shareholders' Equity............   $10,946     $9,961
                                                           =======     ======

               CONDENSED INCOME STATEMENTS FOR THE PARENT COMPANY
                                ($ IN THOUSANDS)

                                                         1996         1995          1994
                                                        ------        -----         -----
Non-interest income:
  Dividend received from Community National Bank        $    0        $   0         $   0
  Other income .................................             2            0             0
Non-interest expense:
  Amortization of organization costs ...........             0           (9)           (9)
                                                        ------        -----         -----
  Net income/(loss) before equity in
     undistributed net income of subsidiary ....             2           (9)           (9)
  Equity in undistributed net income of
     subsidiary ................................         1,004          801           758
                                                        ------        -----         -----
     Net income ................................        $1,006        $ 792         $ 749
                                                        ======        =====         =====

            CONDENSED STATEMENTS OF CASH FLOWS FOR THE PARENT COMPANY
                                ($ IN THOUSANDS)

                                                          1996          1995            1994
                                                        -------         -----         -------
Operating activities:
 Net income ....................................        $ 1,006         $ 792         $   749
 Amortization of organization costs ............             (2)            9               9
                                                        -------         -----         -------
Equity in undistributed net income of subsidiary         (1,004)         (801)           (758)
                                                        -------         -----         -------
Cash provided by operations ....................              0             0               0
                                                        -------         -----         -------
Investing activities:
 Investment in subsidiary ......................            (30)            0          (4,253)
 Purchase of securities available for sale .....             (0)            0               0
                                                        -------         -----         -------
  Total ........................................            (30)            0          (4,253)
                                                        -------         -----         -------
Financing activities:
 Proceeds from sale of stock ...................             30             0           4,253
                                                        -------         -----         -------
  Total ........................................             30             0           4,253
                                                        -------         -----         -------
Increase in cash and cash equivalents ..........              0             0               0
 Cash and cash equivalents, beginning of year ..              0             0               0
                                                        -------         -----         -------
 Cash and cash equivalents, end of year ........        $     0         $   0         $     0
                                                        =======         =====         =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III


ITEMS 10, 11, 12 AND 13 are incorporated in this report by reference to the Corporation's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the close of the Corporation's fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         FORM 8-K

    (a)  Documents filed as part hereof.

      1. Financial Statements: The financial statements listed in the Index to the Financial Statements appearing at the beginning of Item 8.

      2.  Financial Statement Schedules:

          The supplementary information and financial statement schedules are hereby omitted because they are either inapplicable, not required, or the required information is included in the consolidated financial statements or notes thereto, which are included elsewhere in this report.

      3. Exhibits: The exhibits listed in the Index to Exhibits immediately following the signature pages to this Form 10-K.

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange ct of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     COMMUNITY FINANCIAL HOLDING CORPORATION


Dated: March 28, 1997                        By: Gerard M. Banmiller
       --------------                            -------------------
                                               Gerard M. Banmiller, President



                       (Signatures continued on next page)

                                   SIGNATURES
                                   (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


Robert T. Pluese                                       Dated: March 28, 1997
----------------                                              --------------
Robert T. Pluese, Director and
Chairman of the Board

Gerard M. Banmiller                                    Dated:  March 28, 1997
-------------------                                            --------------
Gerard M. Banmiller, Director and
President

Michael Brennan                                        Dated:  March 28, 1997
---------------                                                --------------
Michael Brennan, Director

Elizabeth Burns                                        Dated:  March 28, 1997
---------------                                                --------------
Elizabeth Burns, Director.

Gerard DeFelicis                                       Dated:  March 28, 1997
----------------                                               --------------
Gerald DeFelicis, Director

Marvin S. Samson                                       Dated:  March 28, 1997
----------------                                               --------------
Marvin S. Samson, Director

Joseph Riggs, Sr. M.D.                                 Dated:  March 28, 1997
----------------------                                         --------------
Joseph Riggs, Sr. M.D., Director

Frank Smith                                            Dated:  March 28, 1997
-----------                                                    --------------
Frank Smith, Director

Letitia Colombi                                        Dated:  March 28, 1997
---------------                                                --------------
Letitia Colombi, Director

Doris Damm                                             Dated:  March 28, 1997
----------                                                     --------------
Doris Damm, Director

Kevin Kutcher                                          Dated:  March 28, 1997
------------                                                   --------------
Kevin Kutcher, Chief Financial Officer
and Chief Accounting Officer

EXHIBIT INDEX


3.1 Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1 of the Registrant's Registration Statement on From S-1, No. 33-78696 filed with the Security and Exchange Commission on May 6, 1994 (the "Registration Statement").

3.2   By-Laws of the Registrant are incorporated herein by reference to Exhibit
      3.2 of the Registration Statement.

10.1* Data Processing Contract dated July 1, 1991 with FiServ, Inc. (successor in interest to Mellon Bank, N.A.) is incorporated herein by reference to
      Exhibit 10.1 of the Registration Statement.

10.2* Agreement of Sale dated March 18, 1994 with New Jersey National Bank is incorporated herein by reference to Exhibit 10.2 of the Registration Statement.

10.3* Software Order and License Agreement dated July 12, 1993 with Wausau
      Financial System, Inc. is incorporated herein by reference to Exhibit 10.3 of the Registration Statement.

10.4* Financial Services Agreement dated November 29, 1988 with IBAA Bancard,
      Inc. is incorporated herein by reference to Exhibit 10.4 of the Registration Statement.

10.5* Agreement of Lease between Community National Bank of New Jersey, Tenant, and Wm. G. Rohrer, Inc., Landlord and amendments thereto are incorporated herein by reference to Exhibit 10.5 of the Registration Statement.

10.6* Lease dated January 1, 1991 between Community National Bank of New Jersey,
      Tenant, and Community Annex Associates, Landlord is incorporated herein by reference to Exhibit 10.6 of the Registration Statement.

10.7* 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.7 of the Registration Statement.

10.8* Lease Agreement dated May 12, 1994, between the Registrant, Tenant, and
      Greentree Mews Associates, Landlord is incorporated by reference to
      Exhibit 10.8 of the Form 10K for the fiscal year ended December 31, 1994 ("1994-10K").

10.9* Nonqualified Stock Option Agreement dated November 15, 1994 between the
      Registrant and Benjamin F. Watts, Jr., is incorporated by reference to
      Exhibit 10.9 of the 1994-10K.

* Previously Filed

EXHIBIT NO.

10.10* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Kevin L. Kutcher is incorporated by reference to Exhibit
       10.10 of the 1994-10K.

10.11* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Robert T. Pluese is incorporated by reference to Exhibit
       10.11 of the 1994-10K.

10.12* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Michael G. Brennan is incorporated by reference to Exhibit
       10.12 of the 1994-10K.

10.13* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Letitia G. Colombi is incorporated by reference to Exhibit
       10.13 of the 1994-10K.

10.14* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Gerald DeFelicis is incorporated by reference to Exhibit
       10.14 of the 1994-10K.

10.15* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and John Donnelly is incorporated by reference to Exhibit
       10.15 of the 1994-10K.

10.16* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Dr. Joseph A. Riggs is incorporated by reference to
       Exhibit 10.16 of the 1994-10K.

10.17* Nonqualified Stock Option Agreement dated November 15, 1994 Between the
       Registrant and Linda Rohrer is incorporated by reference to Exhibit 10.17 of the 1994-10K.

10.18* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Marvin Samson is incorporated by reference to Exhibit
       10.18 of the 1994-10K.

10.19* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Frank B. Smith is incorporated by reference to Exhibit
       10.19 of the 1994-10K.

10.20* Nonqualified Stock Option Agreement dated November 15, 1994 between the
       Registrant and Gerard M. Banmiller is incorporated by reference to
       Exhibit 10.20 of the 1994-10K.

10.21* Underwriting Agreement between the Registrant and Pennsylvania Merchant
       Group dated June 16, 1994 is incorporated herein by reference to Exhibit
       1.1 of the Registration Statement.

10.22* Nonqualfied Stock Option Agreement dated December 8, 1995 between the
       Registrant and Benjamin F. Watts is incorporated herein by reference to
       Exhibit 10.22 of the Form 10-K for the fiscal year ended December 1, 1995 ("1995-10K").

* Previously Filed

EXHIBIT NO.

10.23* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Kevin L. Kutcher is incorporated herein by reference to
       Exhibit 10.23 of the 1995-10K.

10.24* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Gerard Banmiller is incorporated herein by reference to
       Exhibit 10.24 of the 1995-10K.

10.25* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Robert T. Pluese is incorporated herein by reference to
       Exhibit 10.25 of the 1995-10K.

10.26* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Michael G. Brennan is incorporated herein by reference to
       Exhibit 10.26 of the 1995-10K.

10.27* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Letitia Colombi is incorporated herein by reference to
       Exhibit 10.27 of the 1995-10K.

10.28* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Gerald DeFelicis is incorporated herein by reference to
       Exhibit 10.28 of the 1995-10K.

10.29* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Dr. Joseph A. Riggs is incorporated herein by reference to
       Exhibit 10.29 of the 1995-10K.

10.30* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Linda Rohrer is incorporated herein by reference to
       Exhibit 10.30 of the 1995-10K.

10.31* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Marvin Samson is incorporated herein by reference to
       Exhibit 10.31 of the 1995-10K.

10.32* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Frank B. Smith is incorporated herein by reference to
       Exhibit 10.32 of the 1995-10K.

10.33* Nonqualified Stock Option Agreement dated December 8, 1995 between the
       Registrant and Elizabeth Burns is incorporated herein by reference to
       Exhibit 10.33 of the 1995-10K.

10.34 Employment agreement dated December 8, 1995 between the Registrant and Gerard M. Banmiller filed herewith.

10.35 Data processing contract dated November 1, 1996 between Fiserv and Community National Bank of New Jersey filed herewith.

10.36 Severence compensation agreement made January 15, 1997 between the registrant and Kevin Kutcher filed herewith.

10.37 Severence compensation agreement made January 15, 1997 between the registrant and Benjamin Watts filed herewith.

21.1*  Subsidiaries of the Registrant are incorporated herein by reference to
       Exhibit 21.1 of the Registration Statement.

99.1 Disclosure required under Annual Report on Form 11-K for The Community National Bank 401(K) Plan.

* Previously Filed