Form 10-Q
period 1997-03-31
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1997-05-13
CIK 872401

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997.

                                       OR

[ ]      TRANSIT REPORT PURSUANT TO SECTION 35 OR 15(d) OF THE SECURITIES
         ACT OF 1934.

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

                            Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   NUMBER OF SHARES
         CLASS                            OUTSTANDING AS OF APRIL 30, 1997
         -----                            --------------------------------
Common Stock, $5.00 par value                         978,774

                               INDEX TO FORM 10-Q



PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements
            Consolidated Balance Sheets - March 31, 1997 and
             December 31, 1996

            Consolidated Income Statements - Three Months ended March 31,
             1997 and 1996.

            Consolidated Statements of Cash Flows - Three months ended March
             31, 1997 and 1996

            Notes to Consolidated Financial Statements -
             March 31, 1997

Item 2      Management's Discussion and Analysis
             of Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

            No Response Required

            Signatures

                         PART 1 - FINANCIAL INFORMATION

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                     MARCH 31          DECEMBER 31
                  ------                   -------------       -------------
                                               1997                1996
                                               ----                ----
Cash and Due from Banks                    $   8,893,182       $   8,282,683
Federal Funds Sold                               300,000           8,050,000

Securities Available for Sale
 (Amortized Cost of $15,095,500 at
  March 31, 1997 and $14,603,603
  at December 31, 1996)                       14,806,496          14,590,571
Investment Securities (Market Value
 of $20,262,524 at March 31, 1997 and
 $18,213,864 at December 31, 1996)            20,400,175          18,137,427

Loans Held For Sale                            1,073,267           1,304,840
Loans                                         72,793,971          72,387,490
 Less: Allowance for Loan Losses                (732,478)           (738,353)
                                           -------------       -------------
 Net Loans                                    72,061,493          71,649,137

Bank Premises and Equipment, Net               3,663,213           3,120,643
Accrued Interest Receivable                      877,682             902,084
Deferred Tax Assets                              166,505              88,320
Other Assets                                     673,097             401,614
                                           -------------       -------------

         Total Assets                      $ 122,915,110       $ 126,527,319
                                           =============       =============

         LIABILITIES

Demand Deposits                            $  68,055,886       $  70,910,844
Savings Deposits                              18,399,055          17,266,946
Time Deposits                                 23,818,196          23,270,538
                                           -------------       -------------
         Total Deposits                      110,273,137         111,448,328
Accrued Interest Payable                         615,802             584,769
Securities Sold Under Repurchase
 Agreements                                      902,174           3,280,586
Other Liabilities                                222,111             267,881
                                           -------------       -------------

         Total Liabilities                   112,013,224         115,581,564
                                           -------------       -------------

         SHAREHOLDERS' EQUITY

Common Stock $5 Par Value
 Authorized 1,600,000 Shares
 Issued 988,974 Shares 1997
 and 1996                                      4,944,870           4,944,870
Additional Paid In Capital                     4,899,873           4,899,873
Retained Earnings                              1,369,153           1,228,457
Less Treasury Stock, at Cost,
 10,200 Shares                                  (118,844)           (118,844)
Unrealized Loss on Securities
 Available for Sale                             (193,166)             (8,601)
                                           -------------       -------------
         Total Shareholders' Equity           10,901,886          10,945,755
                                           -------------       -------------
         Total Liabilities &
          Shareholders Equity              $ 122,915,110       $ 126,527,319
                                           =============       =============


The accompanying notes are an integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

                  FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996



                                               1997            1996
                                            ----------      ----------
         Interest Income:
Interest and Fees on Loans                  $1,611,292      $1,458,330
Interest on Federal Funds Sold                  33,696          40,407
Interest and Dividends on Investments          531,898         541,638
                                            ----------      ----------
         Total Interest Income               2,176,886       2,040,375
                                            ----------      ----------

Interest Expense:
Interest on Demand Deposits                    277,421         274,541
Interest on Savings Deposits                   102,798         100,939
Interest on Time Deposits                      298,668         296,286
Interest on Short Term Borrowings               10,625          35,113
                                            ----------      ----------
         Total Interest Expense                689,512         706,879
                                            ----------      ----------

Net Interest Income                          1,487,374       1,333,496
Provision for Possible Loan Losses              75,000          55,000
                                            ----------      ----------
Net Interest Income After Provision
 for Possible Loan Losses                    1,412,374       1,278,496
                                            ----------      ----------

Other Income:
Service Charges on Deposit Accounts            136,600         115,890
Other Income, Service Charges and Fees          77,433          69,244
                                            ----------      ----------
         Total Other Income                    214,033         185,134
                                            ----------      ----------

Other Expenses:
Salaries, Wages and Employee Benefits          727,124         576,741
Occupancy and Equipment Expenses               243,237         191,408
Advertising Expense                             45,000          36,000
Data Processing Expense                        108,240          88,847
Other Operating Expenses                       295,597         231,658
                                            ----------      ----------
         Total Other Expenses                1,419,198       1,124,654
                                            ----------      ----------

Income Before Income Taxes                     207,209         338,976
Income Tax Expense                              66,513          97,000
                                            ----------      ----------
Net Income                                     140,696         241,976
                                            ==========      ==========


The accompanying notes are a integral part of these statements.

COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31,

                                                                   1997                1996
                                                              ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                    $    140,696        $    241,976
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
OPERATING ACTIVITIES:
         Depreciation and Amortization                              84,917              58,615
         Provision For Loan Losses                                  75,000              55,000
         Accretion (Amortization) of Discount
          (Premium) on Securities, Net                                 800             (14,079)
         Loss On Sale of Other Real Estate                               0               9,180
         Decrease In Accrued Interest Receivable                    24,402              18,162
         Increase In Deferred Tax Assets                           (78,185)            (24,567)
         Increase In Other Assets                                 (271,483)           (695,101)
         Increase In Accrued Interest Payable                       31,033             111,783
         Increase (Decrease) In Other Liabilities                  (45,770)             47,887
                                                              ------------        ------------
         Total Adjustments                                        (179,286)           (433,120)
                                                              ------------        ------------
NET CASH USED BY OPERATING ACTIVITIES                              (38,590)           (191,144)

CASH FLOW FROM INVESTING ACTIVITIES:
         Proceeds From Maturity Of Securities
          Available For Sale (AFS)                               3,000,000           5,000,000
         Proceeds From Maturities and Prepayments
          Of Investment Securities                                  45,694           2,045,694
         Purchases Of Securities AFS                            (3,406,521)         (2,946,966)
         Purchases Of Investment Securities                     (2,303,211)            (45,694)
         Repayments From (Loans Made To)
           Customers, Net                                         (255,783)          1,022,450
         Premises And Equipment Expenditures                      (627,487)            (17,533)
                                                              ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                           (3,547,308)          5,057,951

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net Increase (Decrease) in Deposits                    (1,175,191)            885,897
         Net Decrease In Short
           Term Borrowings                                      (2,378,412)            (34,574)
                                                              ------------        ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (3,553,603)            851,323
                                                              ------------        ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                          (7,139,501)          5,718,130
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF YEAR               16,332,683           7,023,753
                                                              ------------        ------------
CASH AND CASH EQUIVALENTS AS OF MARCH 31                      $  9,193,182        $ 12,741,883
                                                              ============        ============

SUPPLEMENTAL DISCLOSURE:
Cash Paid During The Year:
         Interest                                             $    658,479        $    475,184
         Income Taxes                                               90,000             120,659
Non-Cash Items:
         Change In Net Unrealized Gain/(Loss) From
          Securities AFS                                          (279,644)             (7,815)
         Change In Tax Effect Of Unrealized Gain/(Loss)
          From Securities AFS                                      (95,079)             (2,657)


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Community Financial Holding Corporation (the Corporation) and its wholly owned subsidiary Community National Bank of New Jersey (the Bank) as of March 31, 1997 and 1996 and the results of their operations for the three months ended March 31, 1997 and 1996. The accounting policies and reporting practices of the Corporation are in accordance with generally accepted accounting principals and have been followed on a consistent basis.

         The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principals. This quarterly report should be read in conjunction with Form 10-K dated December 31, 1996, which contains audited consolidated financial statements of the Corporation.

         The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. EARNINGS PER SHARE

         Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. The computation of the March 31, 1997 and 1996 weighted average number of common shares gives retroactive recognition to a 5% stock dividend declared on November 7, 1996 payable to shareholders of record on December 1, 1996. The weighted average numbers of shares used in the computation for the three months ended March 31, 1997 and 1996 were 1,060,518 and 991,746, respectively.

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

NOTE 4. LOANS

         In May 1993, FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan" and in October 1994, FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment of SFAS 114. Under SFAS 114 and 118, "impaired" loans must be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or, as a practical expedient, at the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. Based on management's analysis, the adoption of SFAS 114 and 118 has not had and is not expected to have a material effect on the Corporation's consolidated financial statements.

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

    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OVERVIEW

         The Corporation reported net income for the first three months of 1997 of $141,000, a decrease of $101,000, or 41.9% when compared to the first three months of 1996. The decrease in earnings was due primarily to an increase in operating expenses related to four branch locations which were acquired in 1996. The Corporation opened a branch in September 1996 and another in February 1997. The Corporation plans to open two additional branches in 1997, one in the second quarter and one in the third quarter. The increase in operating expenses were partially offset by increases in net interest income and other income.

         Net interest income for the first three months of 1997 was $1.5 million, an increase of $154,000 or 11.5% over the first three months of 1996. Non-interest income for the first three months of 1997 was $214,000, an increase of $29,000 or 15.6% over the first three months of 1996. The provision for loan losses for the first three months of 1997 was $75,000, an increase of $20,000 or 36.4% from the provision for the first three months of 1996. Non-interest expenses for the first three months of 1997 were $1.4 million, an increase of $295,000 or 26.2% as compared to the first three months of 1996. Income tax expense for the first three months of 1997 was $67,000, a decrease of $30,000 from 1996 primarily the result of a reduction in earnings.

         Expressed on a per share basis (after giving retroactive effect to the payment of a 5% stock dividend in 1996), net income for the first three months of 1997 was $0.13 per share compared to $0.24 per share for the first three months of 1996, an decrease of 45.8%. The decrease in earnings per share reflects a decrease in earnings. Book value per share as of March 31, 1997 was $11.14 a decrease of $0.04 from book value per share of $11.18 at December 31, 1996. The decrease in book value was due to an increase in the unrealized loss on securities available for sale from $9,000 at December 31, 1996 to $193,000 at March 31, 1997. The increase in the unrealized loss on securities available for sale was due primarily to the short term nature of the available for sale portfolio and the current nature of the interest rate environment.

         The Corporations' assets totalled $122.9 million at March 31, 1997, a decrease of $3.6 million or 2.9% from total assets of $126.5 million at December 31, 1996. The decrease was due primarily to a $2.4 million decrease in repurchase agreements and a $1.2 million decrease in total deposits. The decrease in deposits occurred primarily in demand deposits which decreased $2.9 million as compared to December 31, 1996. The decrease in demand deposits was partially offset by an increase in savings and certificates of deposit which grew $1.7 million from December 31, 1996. Total loans were $72.8 million at March 31, 1997, an increase of $406,000 from $72.4 million at December 31, 1996. Cash and cash equivalents, including federal funds sold, decreased $7.1 million or 43.7% to $9.2 million at March 31, 1996 from $16.3 million at December 31, 1996. The investment portfolio was $35.2 million at March 31, 1997, an increase of $2.5 million or 7.6% from $32.7 million at December 31, 1996.

         Loans held for sale were $1.1 million at March 31, 1997, a decrease of $232,000 or 17.7% as compared to $1.3 million at December 31, 1996. Loans held for sale are mortgage loans which were originated by the Banks' residential mortgage department and for which commitments for sale at par have been obtained. Bank premises and equipment at March 31, 1997 were $3.7 million an increase of $543,000 or 17.4% from $3.1 million at December 31, 1996. The increase in bank premises is primarily related to improvements and renovations at the branches which were purchased in 1996. Deferred tax assets increased $78,000 from $88,000 at December 31, 1996 to $167,000 at March 31, 1997
primarily due to the tax effect of the increase in unrealized losses in the available for sale securities portfolio. Other assets increased $271,000 or 67.6% from $402,000 at December 31, 1996. The increase in other assets occurred primarily as a result of the

Banks' purchase of additional mortgage servicing rights on March 1, 1997. Mortgage servicing rights increased $264,000 from $61,000 at December 31, 1996 to $325,000 at March 31, 1997.

NET INTEREST INCOME

         The principal source of revenue for the Corporation is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest income was $1.5 million for the three months ended March 31, 1997. This represents a 11.5% increase when compared to net interest income of $1.3 million for the same period in 1996.

         Average interest-earning assets for the first three months of 1997 were $111.7 million, an increase of $8.1 million or 7.8% as compared to the first three months of 1996. The most significant increase in average earning assets occurred in the loan portfolio. The loan portfolio average balance for the first three months of 1997 was $73.6 million, an increase of $10.7 million or 17.0% as compared to the first three months of 1996. This increase was funded primarily from an increase in deposits. Average deposits for the first three months of 1997 were $113.1 million, an increase of $11.2 or 11.0% as compared to $101.9 million in average deposits for the three month period ended March 31, 1996.

         The positive impact on net interest income from increased interest-earning assets was partially offset by an increase in interest-bearing deposits. Average interest-bearing deposits for the first three months of 1997 were $81.3 million, an increase of $2.5 million or 3.1% as compared to the first three months of 1996. The most significant increase in interest-bearing deposits occurred in interest-bearing demand deposits, savings deposits and certificates of deposit. The interest-bearing demand deposit average balance for the first three months of 1997 was $39.4 million, an increase of $1.8 million or 4.7% over the first three months of 1996. The savings deposit average balance for the first three months of 1997 was $17.5 million, an increase of $2.0 million or 12.8% as compared to the first three months of 1996. The average balance for certificates of deposit increased $1.0 million or 4.1% from $22.6 million for the three months ended March 31, 1996 to $23.5 million for the three months ended March 31, 1997. Partially offsetting the negative impact on net interest income from the increase in average interest bearing deposits was a decrease in average repurchase agreements. Average repurchase agreements decreased $2.2 million or 70.5% from $3.1 million for the first three months of 1996 to $928,000 for the first three months of 1997.

         Net interest margin is calculated as the tax-equivalent net interest income divided by the average earning assets and represents the Corporations' net yield on its earning assets. The net interest margin increased from 5.28% to 5.53% for the three months ended March 31, 1997 and 1996, respectively. This increase is primarily resultant from a decrease in the cost of average interest bearing deposits from 3.61% to 3.44% for the first three months of 1997 as compared to the first three months of 1996, a decrease of 17 basis points. The most significant decrease in interest rates was in the rate paid for savings balances and certificates of deposit. The average rate paid for savings balances dropped 23 basis points from 2.61% to 2.38% and the average rate for certificates of deposit decreased 12 basis points from 5.28% to 5.16% for the three months ended March 31, 1995 and 1996, respectively. The average interest rate paid for interest bearing demand deposits also decreased 8 basis points from 2.94% for the first three months of 1996 to 2.86 for the first three months of 1997. These decreases were offset partially by an increase in the average rate paid for repurchase agreements which increased 15 basis points from 4.49% for the first three months of 1996 to 4.64% for the first three months of 1997. Net interest margin was also positively impacted by the yield earned on interest earning assets which increased from 8.02% for the first three months of 1996 to 8.05% for the first three months of 1997.

         The table below illustrates the changes in interest rate margin and interest rate spread based on average amounts outstanding for the three months ended March 31, 1997 and 1996.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                             -----------------------
                                                              1997              1996
                                                             -----             -----
         ASSETS
                  Securities                                 6.46%             6.06%
                  Fed Funds                                  5.46%             5.37%
                  Loans                                      8.88%             9.33%
                                                             -----             -----
         Total Earning Assets                                8.05%             8.02%
                                                             =====             =====
         LIABILITIES
                  Demand Deposits                            2.86%             2.94%
                  Savings Deposits                           2.38%             2.61%
                  Time Deposits                              5.16%             5.28%
                  Repurchase Agreements                      4.64%             4.49%
                                                             -----             -----
         Total Int Bearing Liabilities                       3.44%             3.61%
                                                             =====             =====

         Net Interest Rate Spread                            5.57%             5.23%
         Net Interest Rate Margin                            5.53%             5.28%

         Net interest income is also affected by the mix of interest-earning assets and interest-bearing and non-interest bearing liabilities. Average loans, which are the highest yielding earning assets, for the three months ending March 31, 1997 were 60.1% of average assets as compared to 55.5% of average assets for the three months ending March 31, 1996. The average balance for certificates of deposit and repurchase agreements, which are the highest yielding liabilities, for the three months ending March 31, 1997 were 19.9% of average assets as compared to 22.6% for the three months ending March 31, 1996. Average non-interest bearing deposits for the three months ending March 31, 1997 were 25.9% of average assets as compared to 20.3% for the three months ended March 31, 1996. The average balance for non-interest bearing deposits was $31.8 million for the three months ended March 31, 1997 as compared to $23.1 million for the three months ended March 31, 1996, an increase of $8.7 million or 37.6%.

NON-INTEREST INCOME

         Non-interest income was $214,000 an increase of 15.6% or $29,000 for the first three months of 1997 compared to $185,000 for the first three months of 1996. A primary component of non-interest income is fee income generated by the Banks' residential mortgage department. This fee income was $62,000 for the first three months of 1997, compared to $52,000 for the first three months of 1996. Service charges on depositor accounts was $137,000 for the first three months of 1997 an increase of $21,000 or 17.9% from $116,000 for the first three months of 1996. In February 1996, the Corporation announced that monthly charges for demand deposit accounts would be discontinued. Management expected the discontinuance of monthly charges to reduce non-interest income. Management also believed the "free-checking accounts" would enable greater access to new and existing markets. The Corporation had 6,425 demand deposit accounts at March 31, 1996 and 9,223 demand deposit accounts at March 31, 1997, an increase of 2,728 accounts or 42.0%. Management also believed that non-interest bearing demand deposits will increase resulting in lower average costs of funds. The Corporation had $23.7 million of non-interest bearing demand deposits at March 31, 1996 and $29.7 million of non-interest bearing demand deposits at March 31, 1997, an increase of $6.0 million or 25.3%.

NON-INTEREST EXPENSES

         Non-interest expense increased $295,000 or 26.2% in the first three months of 1997 compared to the first three months of 1996. Expenditures related to salaries and occupancy and equipment are the primary components of non-interest expense and represent the largest portion of the increase. Salaries and benefits increased 26.1% or $150,000 in the first three months of 1997 compared to the first three months of 1996. These increases were due primarily to staff additions for the residential mortgage department, the addition of the Cherry Hill and Collingswood branches as well as merit increases in salaries. Occupancy and equipment expenses increased $52,000 or 27.1% in the first three months of 1997 compared to the first three months of 1996. This increase was primarily due to the branch expansion.

         Advertising expense increased $9,000 or 25.0% from $36,000 for the three months ended March 31, 1997 as compared to $45,000 for the three months ended March 31, 1996 due primarily to increased promotional expenses associated with the branch network expansion. Data Processing expenses increased $19,000 or 21.8% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily to increased transaction volume.

         A primary component in the $64,000 or 27.6% increase in other operating expenses for the first three months of 1997 as compared to the first three months of 1996 is a $42,000 increase in loan processing expenses due to the timing of invoice payments and increased loan activity and a $10,000 increase in expenses for supplies for the three months ending March 31, 1997 as compared to the three months ending March 31, 1996.

INCOME TAXES

         Income taxes decreased to $67,000 from $97,000 or 31.4% in the first three months of 1997 and 1996, respectively. The increase resulted primarily from the reduced level of pre-tax income. The effective tax rates for the first three months of 1997 and 1996 were 32.1% and 28.6% respectively which closely approximate federal tax code levels.

PROVISIONS FOR POSSIBLE LOAN LOSSES

         The Corporation determines the provision for possible loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect a borrower's ability to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. While management believes the allowance for loan losses is currently adequate, further additions to the allowance will be predicated upon general economic conditions and/or the condition of specific borrowers and overall growth of the loan portfolio. Provisions for possible loan losses were $75,000 for the first three months of 1997 as compared to a provision of $55,000 for the first three months of 1996. The higher provision for the first three months of 1997 was due to overall growth of the loan portfolio. The allowance for possible loan losses was $732,000 at March 31, 1997 and $738,000 at March 31, 1996. The reduced reserve reflects continuing improvement in overall credit quality. The Bank had net charge-offs of $81,000 and $29,000 for the three months ended March 31, 1997 and 1996, respectively.

         The following is a summary of the activity in the allowances for loan losses for the three months ended March 31, 1997 and 1996.

                                                                                  1997             1996
                                                                                  ----             ----
         Balance at the beginning of period                                     $738,353          $595,593
         Provision for loan losses                                                75,000            55,000
         Recoveries                                                                4,552             5,223
         Losses charged against the allowance                                    (85,427)          (29,356)
                                                                                --------          --------
         Balance at March 31,                                                   $732,478          $626,460
                                                                                ========          ========

         The increase in the provision for loan losses in the first three month period of 1997 reflects the increase in the loan portfolio which grew to $72.8 million at March 31, 1997 from $62.1 million at March 31, 1996. While the amount of loans past due more than ninety days and still accruing has increased, the increase is the result of several unrelated loans. Management has, through its most recent analysis of the adequacy of the allowance for loan losses completed as of March 31, 1997, determined the allowance to be adequate. Future additions to the allowance for possible loan losses through provisions charged to operations will be determined as a result of managements' continuing analysis of the adequacy for the allowance of possible loan losses.

         The following is a summary of the Company's non-performing assets as of March 31, 1997 and December 31, 1996.

                                                               MARCH 31                   DEC 31
         (DOLLARS IN THOUSANDS)                                  1997                    1996
         ----------------------                                  ----                    ----
         Past due 90 days or more and
          still accruing                                           $120                     $  14
         Non-Accrual loans                                          518                       528
                                                                    ---                       ---
         Total non-performing loans                                 638                       542
         Other Real Estate owned                                      0                         0
                                                                    ---                       ---
         Total Non-Performing Assets                                638                       542
                                                                    ===                       ===

         Non-performing loans as a
          percentage of loans                                 0.88%                     0.75%
         Non-performing loans as a
          percentage of loan and OREO                         0.88%                     0.75%
         Non-performing assets as a
          percentage of assets                                0.52%                     0.43%

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

         The Corporation's commercial loan portfolio is largely loans secured by owner occupied commercial real estate with an average loan to value ratio under 75%. There is no significant concentration in the portfolio with any business or industrial segment. The Corporation's consumer loan portfolio consists of home equity, automobile, credit cards and personal loans. Approximately 50% of the consumer portfolio consists of home equity loans. The average loan to value ratio of these loans is under 75%. The Corporations' lending activity extends to individuals and small and medium sized businesses primarily within its primary service area, which is predominantly Camden, Gloucester and Burlington counties, New Jersey. The primary service area is a diverse economic and employment market with no significant dependence on any one industry or large employer.

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

         At March 31, 1997, cash, securities classified as available for sale, and federal funds sold were 19.5% of total assets compared to 24.4% of total assets at December 31, 1996. Asset liquidity is also provided by managing loan and securities investment maturities. At March 31, 1997, approximately $24.4 million or 33.6% of loans would mature within a one year period. At March 31, 1997, approximately $8.7 million or 24.7% of securities would mature within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

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

         The Corporations' Tier 1 Risk Based Capital Ratio was 15.3% at March 31, 1997 compared to 13.9% at December 31, 1996. The Corporations' Total Risk Based Capital Ratio was 16.3% at March 31, 1997 compared to 14.8% at December 31, 1996. These ratios are in excess of the mandated minimum requirements of 4.0% and 8.0% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At March 31, 1997, the Corporations' Leverage Ratio was 9.0% which exceeded the required minimum leverage ratio of 4.0%.

                           PART II - OTHER INFORMATION


                              NO RESPONSE REQUIRED

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     COMMUNITY FINANCIAL HOLDING CORPORATION




                                  Date: May 12, 1997 By: Gerard M. Banmiller
                                                        ------------------------
                                                         Gerard M. Banmiller
                                             President & Chief Executive Officer



                                  Date: May 12, 1997 By: Kevin L. Kutcher
                                                        ------------------------
                                                         Kevin L. Kutcher
                                              Treasurer /Chief Financial Officer