Form 10-Q
period 1997-06-30
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1997-08-12
CIK 872401

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997.

                                       OR

( )      TRANSIT REPORT PURSUANT TO SECTION 35 OR 15 (d) OF THE SECURITIES
         ACT OF 1934.

For the transition period from ____________ to _____________.

Commission File Number: 0-24316

                     COMMUNITY FINANCIAL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


                  NEW JERSEY                              52-1712224
         (State or other jurisdiction of               (I.R.S.Employer
         incorporation or organization)                Identification No.)

             222 HADDON AVENUE                                08108
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

                                                        NUMBER OF SHARES
         CLASS                                  OUTSTANDING AS OF AUGUST 8, 1997
Common Stock, $5.00 par value                                978,774

                               INDEX TO FORM 10-Q


PART I.           FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Balance Sheets - June 30, 1997 and
                   December 31, 1996

                  Consolidated Income Statements - Three Months ended June 30,
                   1997 and 1996; Six months ended June 30, 1997 and 1996.

                  Consolidated Statements of Cash Flows - Six months ended June
                   30, 1997 and 1996

                  Notes to Consolidated Financial Statements -
                   June 30, 1997

Item 2            Management's Discussion and Analysis
                   of Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 4            Submission of Matters to a Vote of Security Holders

                  Signatures

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

           ASSETS                              JUNE 30             DECEMBER 31
           ------                              -------             -----------
                                                  1997                    1996
                                                  ----                    ----
Cash and Due from Banks                     $   7,877,189         $   8,282,683
Federal Funds Sold                                      0             8,050,000

Securities Available for Sale                  15,028,531            14,590,571
Investment Securities (Market Value
 of $20,822,442 June 30,1997 and
 $18,213,864 at December 31, 1996)             21,106,563            18,137,427
Loans Held for Sale                             1,502,536             1,304,840
Loans                                          78,093,494            72,387,490
 Less: Allowance for Loan Losses                 (808,523)             (738,353)
                                            -------------         -------------

 Net Loans                                     77,284,971            71,649,137
Bank Premises and Equipment, Net                4,413,157             3,120,643
Accrued Interest Receivable                     1,025,288               902,084
Deferred Tax Assets                                91,908                88,320
Other Assets                                      679,141               401,614
                                            -------------         -------------

         Total Assets                       $ 129,009,284         $ 126,527,319
                                            =============         =============

         LIABILITIES

Demand Deposits                             $  73,125,731         $  70,910,844
Savings Deposits                               17,824,572            17,266,946
Time Deposits                                  23,107,280            23,270,538
                                            -------------         -------------
         Total Deposits                       114,057,583           111,448,328
Accrued Interest Payable                          599,681               584,769
Securities Sold Under Repurchase
 Agreements                                     2,826,739             3,280,586
Other Liabilities                                 270,851               267,881
                                            -------------         -------------

         Total Liabilities                    117,754,854           115,581,564
                                            -------------         -------------

         SHAREHOLDERS' EQUITY

Common Stock $5 Par Value
 Authorized 3,200,000 Shares
 Issued 988,974 Shares 1997 and 1996            4,944,870             4,944,870
Additional Paid In Capital                      4,899,873             4,899,873
Retained Earnings                               1,576,892             1,228,457
Less Treasury Stock, at Cost,
 10,200 Shares                                   (118,844)             (118,844)
Unrealized Loss on Securities
 Available for Sale                               (48,361)               (8,601)
                                            -------------         -------------
         Total Shareholders' Equity            11,254,430            10,945,755
                                            -------------         -------------
         Total Liabilities &
          Shareholders' Equity              $ 129,009,284         $ 126,527,319
                                            =============         =============

The accompanying notes are an integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

                                                FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,

                                                 1997              1996              1997              1996
                                              ----------        ----------        ----------        ----------
         Interest Income:
Interest and Fees on Loans                    $3,291,407        $2,938,633        $1,680,115        $1,480,303
Interest on Federal Funds Sold                    70,891           107,117            37,195            66,710
Interest and Dividends on Investments          1,077,249         1,057,993           545,351           516,355
                                              ----------        ----------        ----------        ----------
         Total Interest Income                 4,439,547         4,103,743         2,262,661         2,063,368
                                              ----------        ----------        ----------        ----------

         Interest Expense:
Interest on Demand Deposits                      554,485           538,159           277,064           263,618
Interest on Savings Deposits                     215,809           201,768           113,011           100,829
Interest on Time Deposits                        602,693           575,690           304,025           279,404
Interest on Short Term Borrowings                 26,956            63,130            16,331            28,017
                                              ----------        ----------        ----------        ----------
         Total Interest Expense                1,399,943         1,378,747           710,431           671,868
                                              ----------        ----------        ----------        ----------

Net Interest Income                            3,039,604         2,724,996         1,552,230         1,391,500
Provision for Loan Losses                        165,000           145,000            90,000            90,000
                                              ----------        ----------        ----------        ----------
Net Int Income After Provision
 for Loan Losses                               2,874,604         2,579,996         1,462,230         1,301,500
                                              ----------        ----------        ----------        ----------

         Other Income:
Service Charges on Deposit Accounts              279,052           239,017           142,452           123,127
Other Income, Service Charges and Fees           248,167           197,886           170,734           128,642
                                              ----------        ----------        ----------        ----------
         Total Other Income                      527,219           436,903           313,186           251,769
                                              ----------        ----------        ----------        ----------

         Other Expenses:
Salaries, Wages and Employee Benefits          1,505,013         1,169,278           777,889           592,537
Occupancy and Equipment Expenses                 505,582           375,388           262,345           183,980
Advertising Expense                               90,000            72,000            45,000            36,000
Data Processing Expense                          212,577           174,942           104,337            86,095
Other Operating Expenses                         624,453           526,624           328,856           294,966
                                              ----------        ----------        ----------        ----------
         Total Other Expenses                  2,937,625         2,318,232         1,518,427         1,193,578
                                              ----------        ----------        ----------        ----------

Income Before Income Taxes                       464,198           698,667           256,989           359,691
Income Tax Expense                               115,763           209,764            49,250           112,764
                                              ----------        ----------        ----------        ----------
Net Income                                       348,435           488,903           207,739           246,927
                                              ==========        ==========        ==========        ==========

The accompanying notes are a integral part of these statements.

COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

                                                                       1997                 1996
                                                                   ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                         $    348,435         $    488,903
Adjustments To Reconcile Net Income to Net Cash By
Operating Activities:
         Depreciation and Amortization                                  167,495              116,721
         Provision For Loan Losses                                      165,000              145,000
         Accretion (Amortization) of Discount
          (Premium) on Securities, Net                                    4,323              (28,729)
         Loss On Sale of Securities Available For Sale                        0                5,127
         Loss On Sale of Other Real Estate                                    0               17,488
         Decrease (Increase) In Accrued Interest Receivable            (123,204)             144,415
         Increase In Deferred Tax Assets                                 (3,588)             (89,936)
         Decrease (Increase) In Other Assets                           (277,527)              14,795
         Increase In Accrued Interest Payable                            14,912               81,731
         Increase In Other Liabilities                                    2,970              108,594
                                                                   ------------         ------------
         Total Adjustments                                              (49,619)             515,206
                                                                   ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               298,816            1,004,109

CASH FLOW FROM INVESTING ACTIVITIES:
         Proceeds From Maturity and Sales Of Securities
          Available For Sale (AFS)                                    3,000,000           12,511,687
         Proceeds From Maturities and Prepayments
          Of Investment Securities                                      957,870            3,912,462
         Purchases Of Securities AFS                                 (3,500,000)          (7,656,733)
         Purchases Of Investment Securities                          (3,909,049)          (1,344,863)
         Loans Made To Customers, Net                                (5,998,530)          (4,020,891)
         Premises And Equipment Expenditures                         (1,460,009)            (179,117)
                                                                   ------------         ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (10,909,718)           3,222,545

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net Increase in Deposits                                     2,609,255            3,714,555
         Net Decrease In Short                                         (453,847)            (325,553)
                                                                   ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,155,408            3,389,002
                                                                   ------------         ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               (8,455,494)           7,615,656
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF YEAR                    16,332,683            7,023,753
                                                                   ------------         ------------
CASH AND CASH EQUIVALENTS AS OF JUNE 30                            $  7,877,189         $ 14,639,409
                                                                   ============         ============

SUPPLEMENTAL DISCLOSURE:
Cash Paid During The Year:
         Interest                                                  $  1,385,031         $  1,235,123
         Income Taxes                                                   204,063              208,260

Non-Cash Items:
         Net Change In Unrealized Loss From
          Securities AFS                                                (64,673)             200,076
         Tax Effect Of Unrealized Loss
          From Securities AFS                                           (24,913)             132,050
         Acquisition of Real Estate in Settlement of Loans                    0                    0

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Community Financial Holding Corporation (the Corporation) and its wholly owned subsidiary Community National Bank of New Jersey (the Bank) as of June 30, 1997 and 1996 and the results of their operations for the three and six months ended June 30, 1997 and 1996. The accounting policies and reporting practices of the Corporation are in accordance with generally accepted accounting principals and have been followed on a consistent basis.

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

         The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2. EARNINGS PER SHARE

         Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. The computation of the June 30, 1997 and 1996 weighted average number of common shares gives retroactive recognition to a 5% stock dividend declared on November 7, 1996 payable to shareholders of record on December 1, 1996. The weighted average numbers of shares used in the computation for the three and six months ended June 30, 1997 was 1,049,854 and 1,054,841, respectively. The weighted average number of shares used in the computation for the three and six months ended June 30, 1996 was 966,490 and 972,117, respectively.

         On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128 "Earnings Per Share" ("EPS"). This statement, which supersedes APB Opinion No. 15, simplifies the standards for computing EPS and makes them comparable to international standards. SFAS No. 128 replaces the current "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for the periods ending December 31, 1997. Early application is not permitted and prior period restatement is required. Management does not believe application of this standard will have a material impact on the Corporations reported EPS.


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

         The unrealized loss on securities available for sale was $48,000 at June 30, 1997 as compared to a loss of $9,000 at December 31, 1996. This increase is primarily due to the current interest rate environment and the short term nature of portfolio maturities.


NOTE 4.  LOANS HELD FOR SALE

         The Bank originates residential real estate loans and sells primarily fixed rate loans to various investors such as mortgage companies and agencies. The Bank has purchase commitments at par value for all loans held for sale. The interest income earned from the loan closing date to the date of the sale is recorded as Interest And Fees On Loans.


NOTE 5. LOANS

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

    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OVERVIEW

         The Corporation reported net income for the first six months of 1997 of $348,000, a decrease of $140,000 or 28.7% when compared to the first six months of 1996. The decrease in earnings was due primarily to an increase in operating expenses associated with four branch locations which were acquired in 1996. The Corporation opened branches in September 1996, February 1997 and another in May 1997. The Corporation plans to open its eighth branch location in October 1997. The increase in operating expenses was partially offset by increases in net interest income and fees and service charges.

         The Corporation also reported net income of $208,000 for the three months ended June 30, 1997, a decrease of $39,000 or 15.9% when compared to the three months ended June 30, 1996. The decrease in earnings was due primarily to an increase in operating expenses due primarily to additional branch locations. The increase in operating expenses was partially offset by increases in net interest income and fees and service charges.

         Net interest income for the six months ended June 30, 1997 was $3.0 million, an increase of $315,000 or 11.5% over the first six months of 1996. The provision for loan losses increased $20,000 or 13.8% from $145,000 for the first six months of 1996 to $165,000 for the first six months of 1997. Non-interest income for the first six months of 1997 was $527,000, an increase of $90,000 or 20.7% over the first six months of 1996. Non-interest expense was $2.9 million for the first six months of 1997, an increase of $619,000 or 26.7% over the first six months of 1996.

         Net interest income for the three months ended June 30, 1997 was $1.6 million, an increase of $161,000 or 11.5% over the three months ended June 30, 1996. Non-interest income for the three months ended June 30, 1997 was $313,000, an increase of $61,000 or 24.4% over the three months ended June 30, 1996. Non-interest expenses for the three months ended June 30, 1997 were $1.5 million, an increase of $325,000 or 27.2% as compared to the three months ended June 30, 1996.

         Expressed on a per share basis (after giving retroactive effect to the payment of a 5% stock dividend in 1996), net income for the first six months of 1997 was $0.33 per share compared to $0.50 per share for the first six months of 1996, a decrease of 34.0%. Net income for the three months ended June 30, 1997 was $0.20 per share compared to $0.25 per share for the three months ended June 30, 1996, a decrease of 20.0%. Book value per share as of June 30, 1997 was $10.67 an increase of 0.9% from book value per share of $10.57 at June 30, 1996.

         The Corporations' assets totalled $129.0 million at June 30, 1997, an increase of $2.5 million or 2.0% over total assets of $126.5 million at December 31, 1996. The increase was due primarily to growth in deposits which increased $2.6 million or 2.3% from December 31, 1996 primarily from increased market share in the Corporations' primary service area. The increase in deposits occurred primarily in demand deposits which increased $2.2 million or 3.1% from $70.9 million at December 31, 1996 to $73.1 million at June 30, 1997.

         Total loans were $78.1 million at June 30, 1997 compared to $72.4 million at December 31, 1996, an increase of $5.7 million or 7.9%. Cash and cash equivalents, including federal funds sold, decreased $8.5 million or 51.8% to $7.9 million at June 30, 1997 from $16.3 million at December 31, 1996. The investment portfolio was $36.1 million at June 30, 1997, an increase of $3.4 million or 10.4% from $32.7 million at December 31, 1996. The unrealized loss on securities available for sale at June 30, 1997, net of taxes, was $48,000 an increase of $40,000 from the loss of $9,000 at December 31, 1996. The increase in the amount of loss on securities available for sale is due primarily to the short term maturities of the available for sale portfolio and the current nature of the interest rate environment.

         Loans held for sale were $1.5 million at June 30, 1997, an increase of $198,000 or 15.1% as compared to $1.3 million at December 31, 1996. Loans held for sale are residential mortgage loans originated by the Corporations' subsidiary bank for which commitments for sale at par have been obtained. Bank premises and equipment at June 30, 1997 were $4.4 million, an increase of $1.3 million or 41.4% from $3.1 million at December 31, 1996. The increase in bank premises and equipment is primarily related to improvements and renovations at the branches that were purchased in 1996. Other assets increased $278,000 or 69.1% from $402,000 at December 31, 1996 to $679,000 at June 30, 1997. The
increase in other assets occurred primarily as a result of the Banks' purchase of mortgage servicing rights on March 1, 1997. Mortgage servicing rights increased $264,000 from $61,000 at December 31, 1996 to $320,000 at June 30,
1997.


NET INTEREST INCOME

         The principal source of revenue for the Corporation is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest income was $3.0 million for the six months ended June 30, 1997. This represents a 11.5% increase when compared to net interest income of $2.7 million for the same period in 1996. Net interest income for the three months ended June 30, 1997 was $1.6 million. This represents an 11.6% increase when compared to net interest income of $1.4 million for the same period in 1996.

         Average interest-earning assets for the first six months of 1997 were $113.3 million, an increase of $8.8 million or 8.4% as compared to the first six months of 1996. The most significant increase in average earning assets occurred in the loan portfolio. The loan portfolio average balance for the first six months of 1997 was $75.0 million, an increase of $11.2 million or 17.5% as compared to the first six months of 1996. This increase was funded primarily from an increase in deposits.

         Average interest-earning assets for the three months ended June 30, 1997 were $114.9 million, an increase of $9.5 million or 9.0% as compared to the three months ended June 30, 1996. The most significant increase in average earning assets also occurred in the loan portfolio. The loan portfolio average balance for the three months ended June 30, 1997 was $76.3 million, an increase of $17.9 million or 17.9% as compared to the three months ended June 30, 1996. This increase was also funded primarily from an increase in deposits.

         The positive impact on net interest income from increased interest-earning assets for the first six months of 1997 as compared to the first six months of 1996 was partially offset by an increase in interest-bearing liabilities. Average interest-bearing liabilities for the first six months of 1997 were $81.9 million, an increase of $2.9 million or 3.7% as compared to the first six months of 1996. The most significant increase in interest-bearing liabilities occurred in interest-bearing demand deposits and savings deposits. The interest-bearing demand deposit average balance for the first six months of 1997 was $39.1 million, an increase of $1.2 million or 3.2% over the first six months of 1996. The savings deposit average balance for the first six months of 1997 was $18.1 million, an increase of $2.0 million or 12.1% as compared to the first six months of 1996.

         The positive impact on net interest income from increased interest-earning assets for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was also partially offset by an increase in interest-bearing liabilities. Average interest-bearing liabilities for the three months ended

June 30, 1997 were $82.5 million, an increase of $3.4 million or 4.3% as compared to the three months ended June 30, 1996. The most significant increase in interest-bearing liabilities occurred in savings deposits and certificates of deposit. The savings deposit average balance for the three months ended June 30, 1997 was $18.7 million, an increase of $1.9 million or 11.5% as compared to the three months ended June 30, 1996. The certificates of deposit average balance for the three months ended June 30, 1997 was $23.7 million, an increase of $2.3 million or 10.6% as compared to the three months ended June 30, 1996.

         Net interest margin is calculated as the tax-equivalent net interest income divided by the average earning assets and represents the Corporations' net yield on its earning assets. The net interest margin increased from 5.34% to 5.56% for the six months ended June 30, 1996 and 1997, respectively. This increase is primarily resultant from the interest yield of interest-earning assets which increased 7 basis points from 8.00% to 8.07% for the six months ended June 30, 1996 and 1997, respectively. The most significant increase in yield occurred in the investment portfolio. The yield from the investment portfolio increased 46 basis points from 6.09% to 6.55%. In addition, the yield from federal funds sold increased 18 basis points from 5.32% for the first six months of 1996 to 5.50% for the first six months of 1997. These increases in interest yields were partially offset by a decrease in the yield from loans which declined 41 basis points from 9.26% to 8.85% for the six months ended June 30, 1996 and 1997, respectively. Average interest earning assets for the first six months of 1997 increased $8.8 million or 8.4% from $104.5 million for the first six months of 1996 also partially offsetting increases in interest yields.

         The increased net interest margin was also resultant from the cost of average interest bearing deposits which decreased 6 basis points to 3.45% for the first six months of 1997 as compared to 3.51% for the first six months of 1996. The most significant decrease in interest rates was in the rate paid for time deposit (savings and certificates of deposit) balances which decreased 16 basis points from 4.11% to 3.95% for the six months ended June 30, 1996 and 1997, respectively.

         The net interest margin for the three months ended June 30, 1997 was 5.59%, an increase of 18 basis points from 5.41% for the three months ended June 30, 1996. This increase is primarily resultant from an increase in the interest yield from interest earning assets of 12 basis points from 7.97% to 8.09% for the three months ended June 30, 1996 and 1997, respectively. The most significant increase in interest yield was in the securities portfolio which increased 52 basis points from 6.13% to 6.65% for the three months ended June 30, 1996 and 1997, respectively. The interest yield from federal funds sold also increased 24 basis points from 5.30% to 5.54% for the three months ended June 30, 1996 and 1997, respectively. Partially offsetting the increase in yield from the securities portfolio and federal funds sold was the loan portfolio for which the yield decreased 36 basis points from 9.19% to 8.83% for the three months ended June 30, 1996 and 1997, respectively. Average interest-earning assets for the three months ended June 30, 1997 increased $9.5 million or 9.0% from $105.4 for the three months ended June 30, 1996 also partially offsetting increases in interest yields.

             The net increased yield from interest earning assets was also partially offset by an increase in the rate paid for interest bearing deposits which increased 3 basis points from 3.42% for the three months ended June 30, 1996 to 3.45% for the three months ended June 30 1997. This increase was primarily resultant from the rate paid for interest bearing demand deposits which increased 9 basis points from 2.77% for the three months ended June 30, 1996 to 2.86% for the three months ended June 30, 1997.

         The table below illustrates the changes in interest rate margin and interest rate spread based on average amounts outstanding for the six and three months ended June 30, 1997 and 1996.

                                            SIX MONTHS ENDED           THREE MONTHS ENDED
                                            JUNE 30,                   JUNE 30,

                                            1997     1996              1997     1996
                                            ----     ----              ----     ----
ASSETS
         Securities                        6.55%    6.09%             6.65%    6.13%
         Fed Funds                         5.50%    5.32%             5.54%    5.30%
         Loans                             8.85%    9.26%             8.83%    9.19%
                                           -----    -----             -----    -----
Total Earning Assets                       8.07%    8.00%             8.09%    7.97%
                                           =====    =====             =====    =====
LIABILITIES
         Demand Deposits                   2.86%    2.85%             2.86%    2.77%
         Savings Deposits                  2.40%    2.51%             2.43%    2.42%
         Time Deposits                     5.15%    5.26%             5.13%    5.23%
         Short Term Borrowings             5.08%    4.41%             5.39%    4.31%
                                           -----    -----             -----    -----
Total Int Bearing Liabilities              3.45%    3.51%             3.45%    3.42%
                                           =====    =====             =====    =====

Net Interest Rate Spread                   4.62%    4.49%             4.64%    4.55%
Net Interest Rate Margin                   5.56%    5.34%             5.59%    5.41%

         Net interest income is also affected by the mix of interest-earning assets and interest-bearing and non-interest bearing liabilities. Average loans, which are the highest yielding earning assets, for the six months ending June 30, 1997 were 60.1% of average assets as compared to 55.9% of average assets for the six months ending June 30, 1996. The average balance for certificates of deposit and repurchase agreements, which are the highest yielding liabilities, for the six months ending June 30, 1997 were 19.8% of average assets as compared to 21.8% for the six months ending June 30, 1996. Average non-interest bearing deposits for the six months ending June 30, 1997 were 24.9% of average assets as compared to 21.3% for the six months ended June 30, 1996. The average balance for non-interest bearing deposits was $31.0 million for the six months ended June 30, 1997 as compared to $24.4 million for the six months ended June 30, 1996, an increase of $6.6 million or 27.1%.

         Average loans for the three months ended June 30, 1997 were 60.2% of average assets as compared to 56.3% of average assets for the three months ended June 30, 1996. The average balance for certificates of deposit and repurchase agreements for the three months ended June 30, 1997 was 19.7% of average assets as compared to 20.9% for the three months ended June 30, 1996. Average non-interest demand deposit balances for the three months ended June 30, 1997 were 25.7% of average assets as compared to 21.7% for the three months ended June 30, 1996. The average balance for non-interest demand deposits was $32.5 million for the three months ended June 30, 1997 as compared to $25.0 million for the three months ended June 30, 1996, an increase of $7.5 million or 30.1%.


NON-INTEREST INCOME

         Non-interest income was $527,000, an increase of 20.7% or $90,000 for the first six months of 1997 compared to $437,000 for the first six months of 1996. A significant component of non-interest income is fee income generated by the Corporations' Residential Mortgage Department. This fee income was $194,000 for the first six months of 1997, compared to $112,000 for the first six months of 1996. Service charges on depositor accounts, the primary component of non-interest income, was $279,000 for the first six months of 1997 an increase of 16.7% from $239,000 from the first six months of 1996.

         Non-interest income was $313,000, an increase of 24.4% or $61,000 for the three months ended June 30, 1997 compared to $252,000 for the three months ended June 30, 1996. Fee income from the Residential Mortgage Department was $131,000 for the three months ended June 30, 1997 as compared to $60,000 for the three months ended June 30, 1996. Service charges on depositor accounts was $142,000 for the three months ended June 30, 1997 an increase of $19,000 or 15.7% from $123,000 for the three months ended June 30, 1996.

         In February 1996, the Corporation announced that monthly charges for demand deposit accounts would be discontinued. Management expects the discontinuance of monthly charges to reduce non-interest income. Management also believes the "free-checking accounts" will enable greater access to new and existing markets. The Corporation had 9,927 demand deposit accounts at June 30, 1997, an increase of 2,800 accounts or 39.3% from June 30, 1996. Management also believes that non-interest bearing deposits will increase which will help maintain a relatively lower average cost of funds. The Corporation had $34.9 million of non-interest bearing demand deposits at June 30, 1997, an increase of $4.5 million or 14.7% from $30.4 million at June 30, 1996.


NON-INTEREST EXPENSES

         Non-interest expense increased $619,000 or 26.7% in the first six months of 1997 compared to the first six months of 1996. Non-interest expense increased $324,000 or 27.2% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Expenditures related to salaries and occupancy and equipment are the primary components of non-interest expense and represent the largest portion of the increase. Salaries and benefits increased 28.7% or $336,000 in the first six months of 1997 compared to the first six months of 1996. Salaries and benefits increased 31.3% or $185,000 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. These increases were due primarily to staff additions for the residential mortgage department, the addition of three branch locations as well as merit increases in salaries.

         Occupancy and equipment expenses increased $130,000 or 34.7% in the first six months of 1997 compared to the first six months of 1996. Occupancy and equipment expenses increased $78,000 or 42.6% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. These increases were primarily due to the branch expansion.

         Data Processing expense increased $38,000 or 21.5% for the six months ended June 30,1997 as compared to the six months ended June 30, 1996. Data processing expense increased $18,000 or 21.2% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. These increases were primarily the result of increased transaction processing costs associated with growth of the depositor base.

         Advertising expenses increased $18,000 or 25.0% to $90,000 for the six months ending June 30, 1997 as compared to $72,000 for the six months ending June 30, 1996. Advertising expenses also increased $9,000 or 25.0% to $45,000 for the three months ending June 30, 1997 as compared to $36,000 for the three months ending June 30, 1996. These increases are due primarily to increased promotional activities associated with the branch expansion.

         A primary component in the $98,000 or 18.6% increase in other operating expenses for the first six months of 1997 as compared to the first six months of 1996 is loan processing expenses which for the first six months of 1997 increased $41,000 from the first six months of 1996 due to increased loan activity. Audit expenses also increased $18,000 with implementation of an internal audit function during 1996. Expenses for supplies increased $27,000 for the six months ending June 30, 1997 as compared to the six months ending June 30, 1996 primarily as a result of additional branch locations and growth of the Bank.


INCOME TAXES

         Income taxes decreased $94,000 or 81.2% to $116,000 from $210,000 in the first six months of 1997 and 1996, respectively and decreased $64,000 from $113,000 for the three months ending June 30, 1996 to $49,000 for the three months ending June 30, 1997. The decrease resulted primarily from a lower level of pre-tax income along with a higher level of non-taxable income. Non-taxable income, primarily from local municipal Bond Anticipation Notes, was $208,000 for the first six months of 1997, an increase of $99,000 from $108,000 for the first six months of 1996. The effective tax rates for the first six months of 1997 and 1996 were 24.9% and 30.0% respectively.


PROVISIONS FOR POSSIBLE LOAN LOSSES

         The Corporation determines the provision for possible loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect a borrower's ability to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. While management believes the allowance for loan losses is currently adequate, further additions to the allowance will be predicated upon general economic conditions and/or the condition of specific borrowers and overall growth of the loan portfolio. Provisions for possible loan losses were $165,000 for the first six months of 1997 as compared to a provision of $145,000 for the first six months of 1996. The higher provision for the first six months of 1997 was due to growth of the loan portfolio. The allowance for possible loan losses was $808,000 at June 30, 1997 and $738,000 at June 30, 1996. The Bank had net charge-offs of $95,000 and $21,000 for the six months ended June 30, 1997 and 1996, respectively.

         The following is a summary of the activity in the allowances for loan losses for the six months ended June 30, 1997 and 1996.

                                                           1997           1996
                                                           ----           ----
         Balance at the beginning of period            $ 738,353      $595,593
         Provision for loan losses                      165,000        145,000
         Recoveries                                      40,758         16,919
         Losses charged against the allowance          (135,588)       (38,042)
                                                       ---------       --------
         Balance at June 30                            $ 808,523      $719,470
                                                       =========      ========

         Management has, through its most recent analysis of the adequacy of the allowance for loan losses completed as of June 30, 1997, determined the allowance to be adequate. Future additions to the allowance for possible loan losses through provisions charged to operations will be determined as a result of managements' continuing analysis of the adequacy for the allowance of possible loan losses.

         The following is a summary of the Company's non-performing assets as of June 30, 1997 and December 31, 1996.

                                            JUNE 30      DEC 31
         (DOLLARS IN THOUSANDS)                1997        1996
         ----------------------                ----        ----
         Past due 90 days or more and
          still accruing                      $ 65         $ 14
         Non-Accrual loans                     484          528
                                              ----         ----
         Total non-performing loans            549          542
         Other Real Estate Owned                 0            0
                                              ----         ----
         Total Non-Performing Assets          $549         $542
                                              ====         ====

         Non-performing loans as a
          percentage of loans                 0.70%        0.75%
         Non-performing loans as a
          percentage of loans and OREO        0.70%        0.75%
         Non-performing assets as a
          percentage of assets                0.42%        0.43%

         The amount of non-performing loans has decreased as a percentage of loans and as a percentage of assets. The decrease is the result of the charge off of several unrelated loans previously classified by Management and considered in the reserve for loan loss analysis. When loans are placed on non-accrual, accrued income form the current period is reversed from current earnings. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on non-accrual if the collateral is sufficient to recover the principal. All non-accrual loans are, in the opinion of management, either adequately collateralized, in process of collection, or adequately provided for in the Corporations' allowance for possible loan losses.

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

         At June 30, 1997, cash, securities classified as available for sale, and federal funds sold were 17.7% of total assets compared to 24.4% of total assets at December 31, 1996. Asset liquidity is also provided by managing loan and securities investment maturities. At June 30, 1997, approximately $17.6 million or 22.5% of loans would mature within a one year period. Also, at June 30, 1997 approximately $9.2 million or 25.5% of securities would mature within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.


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

         The Corporations' Tier 1 Risk Based Capital Ratio was 13.4% at June 30, 1997 compared to 13.9% at December 31, 1996. The Corporations' Total Risk Based Capital Ratio was 14.3% at June 30, 1997 compared to 16.7% at December 31, 1996. These ratios are in excess of the mandated minimum requirements of 4.0% and 8.0% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At June 30, 1997, the Corporations' Leverage Ratio was 8.9% which exceeded the required minimum leverage ratio of 4.0%.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Election of Directors. Set forth below is information concerning each matter submitted to a vote at the Corporation's Annual Meeting of Shareholders on May 13, 1997 (the "Annual Meeting"):

         Each of the following persons was elected as a director of the Corporation to serve until the Annual Meeting in the year indicated:

                             TERM TO                    NUMBER OF VOTES
     NAME                    EXPIRE                    FOR       AGAINST
     ----                    ------                    ---       -------
Robert T. Pluese                2000                   748,780          0

Gerard M. Banmiller             2000                   750,692          0

Frank B. Smith                  2000                   752,532          0

         In addition, the following directors continued as directors with terms expiring in the years indicated:

                  NAME                                        TERM TO EXPIRE
                  ----                                        --------------
                  Michael G. Brennan                               1999
                  Elizabeth Burns                                  1998
                  Letitia Colombi                                  1998
                  Doris M. Damm                                    1999
                  Gerald DeFelicis                                 1998
                  Joseph A. Riggs                                  1999
                  Marvin Samson                                    1998

(b) Auditors. Shareholders also ratified the appointment of KPMG Peat Marwick as auditors.

                        FOR          AGAINST         ABSTENTIONS       NON-VOTES
KPMG Peat Marwick
as Independent
Auditors:           753,710              715         3,599              220,751

(c) Other. Shareholders voted to increase the number of authorized shares of the Corporations' common stock from 1,600,000 to 3,200,000.

                  FOR               AGAINST          ABSTENTIONS       NON-VOTES
Increase
Authorized
Shares to
3,200,000           712,554           42,295             3,173           220,751

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL HOLDING CORPORATION




Date:  August 12, 1997 By: Gerard M. Banmiller
                           -------------------
                           Gerard M. Banmiller
                           President & Chief Executive Officer

Date:  August 12, 1997 By: Kevin L. Kutcher
                           ----------------
                           Kevin L. Kutcher
                           Executive Vice President/Chief Financial Officer