Form 10-Q
period 1997-09-30
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1997-11-12
CIK 872401

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997.

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

                                  Yes  X           No
                                     -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                       NUMBER OF SHARES
         CLASS                                              OUTSTANDING AS OF NOVEMBER 9, 1997
         -----                                              ----------------------------------

Common Stock, $5.00 par value                                              978,774

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets - September 30, 1997 and
          December 31, 1996

         Consolidated Income Statements - Three Months ended
          September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996.

         Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1997 and 1996

         Notes to Consolidated Financial Statements -
          September 30, 1997

Item 2   Management's Discussion and Analysis
          of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

          None

          Signatures

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

        ASSETS                                              SEPTEMBER 30        DECEMBER 31
        ------                                              ------------        -----------
                                                                    1997               1996
                                                                    ----               ----
Cash and Due from Banks                                      $ 9,316,764        $ 8,282,683
Federal Funds Sold                                             3,252,094          8,050,000

Securities Available for Sale
(Amortized Cost of $14,969,688 at
 September 30, 1997 and $14,603,603
 at December 30, 1996)                                        14,955,048         14,590,571

Investment Securities (Market Value
 of $21,656,587 September 30, 1997 and
 $18,213,864 at December 31, 1996)                            21,543,085         18,137,427

Loans Held for Sale                                              967,185          1,304,840
Loans                                                         83,124,729         72,387,490
 Less: Allowance for Loan Losses                               (840,907)          (738,353)
                                                              ----------         ----------
 Net Loans                                                    82,283,822         71,649,137

Bank Premises and Equipment, Net                               4,833,252          3,120,643
Accrued Interest Receivable                                      982,134            902,084
Deferred Tax Assets                                               71,973             88,320
Other Assets                                                     876,283            401,614
                                                             -----------        -----------

        Total Assets                                        $139,081,640       $126,527,319
                                                            ============       ============

        LIABILITIES
        -----------

Demand Deposits                                             $ 85,068,861       $ 70,910,844
Savings Deposits                                              18,272,176         17,266,946
Time Deposits                                                 22,494,644         23,270,538
                                                             -----------        -----------
        Total Deposits                                       125,835,681        111,448,328
Accrued Interest Payable                                         546,807            584,769
Securities Sold Under Repurchase
 Agreements                                                      931,596          3,280,586
Other Liabilities                                                275,911            267,881
                                                             -----------        -----------

        Total Liabilities                                    127,589,995        115,581,564
                                                             -----------        -----------

        SHAREHOLDERS' EQUITY
        --------------------

Common Stock $5 Par Value
 Authorized 3,200,000 Shares
 Issued 988,974 Shares 1997 and 1996                           4,944,870          4,944,870
Additional Paid In Capital                                     4,899,873          4,899,873
Retained Earnings                                              1,775,408          1,228,457
Less Treasury Stock, at Cost,
 10,200 Shares                                                 (118,844)          (118,844)
Unrealized Loss on Securities
 Available for Sale                                              (9,662)            (8,601)
                                                              ----------        -----------
        Total Shareholders' Equity                            11,491,645         10,945,755
                                                             -----------        -----------
        Total Liabilities &
         Shareholders' Equity                               $139,081,640       $126,527,319
                                                            ============       ============

The accompanying notes are an integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS



                                                       FOR THE NINE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,                          SEPTEMBER 30

                                                          1997               1996                1997              1996
                                                          ----               ----                ----              ----
         Interest Income:
Interest and Fees on Loans                          $5,051,718         $4,525,153          $1,760,311        $1,586,520
Interest on Federal Funds Sold                         132,847            244,435              61,956           137,318
Interest and Dividends on Investments                1,604,653          1,537,520             527,404           479,527
                                                     ---------          ---------           ---------         ---------
         Total Interest Income                       6,789,218          6,307,108           2,349,671         2,203,365
                                                     ---------          ---------           ---------         ---------

         Interest Expense:
Interest on Demand Deposits                            885,264            828,342             330,779           290,183
Interest on Savings Deposits                           327,993            302,554             112,184           100,786
Interest on Time Deposits                              901,134            855,648             298,441           279,958
Interest on Short Term Borrowings                       42,236            111,458              15,280            48,328
                                                     ---------          ---------             -------           -------
         Total Interest Expense                      2,156,627          2,098,002             756,684           719,255
                                                     ---------          ---------             -------           -------

Net Interest Income                                  4,632,591          4,209,106           1,592,987         1,484,110
Provision for Loan Losses                              255,000            265,000              90,000           120,000
                                                     ---------          ---------           ---------         ---------
Net Interest Income After Provision
 for Loan Losses                                     4,377,591          3,944,106           1,502,987         1,364,110
                                                     ---------          ---------           ---------         ---------

         Other Income:
Service Charges on Deposit Accounts                    449,440            368,450             170,388           129,433
Other Income, Service Charges and Fees                 426,602            299,563             178,435           101,677
                                                       -------            -------             -------           -------
         Total Other Income                            876,042            668,013             348,823           231,110
                                                       -------            -------             -------           -------

         Other Expenses:
Salaries, Wages and Employee Benefits                2,353,887          1,789,822             848,874           620,544
Occupancy and Equipment Expenses                       784,352            565,316             278,770           189,928
Advertising Expense                                    129,206            114,000              39,206            36,000
Data Processing Expense                                323,219            266,309             110,642            91,367
Other Operating Expenses                               979,255            830,842             354,802           310,218
                                                     ---------          ---------           ---------         ---------
         Total Other Expenses                        4,569,919          3,566,289           1,632,294         1,248,057
                                                     ---------          ---------           ---------         ---------

Income Before Income Taxes                             683,714          1,045,830             219,516           347,163
Income Tax Expense                                     136,763            331,764              21,000           122,000
                                                     ---------          ---------             -------           -------
Net Income                                             546,951            714,066             198,516           225,163
                                                     =========          =========             =======           =======

Net Income Per Share                                   $0.52              $0.69                $0.19             $0.22

The accompanying notes are a integral part of these statements.

COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                              1997                   1996
                                                                                              ----                   ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                                $546,951               $714,066
Adjustments To Reconcile Net Income to Net Cash By
Operating Activities:
         Depreciation and Amortization                                                     262,633                172,535
         Provision For Loan Losses                                                         255,000                265,000
         Accretion (Amortization) of Discount
          (Premium) on Securities, Net                                                       6,058               (33,111)
         Loss On Sale of Securities Available For Sale                                           0                  5,127
         Loss On Sale of Other Real Estate                                                       0                 14,893
         Decrease (Increase) In Accrued Interest Receivable                               (80,050)                156,000
         Decrease (Increase) In Deferred Tax Assets                                         16,347               (44,136)
         Increase In Other Assets                                                        (474,669)              (640,910)
         Increase (Decrease) In Accrued Interest Payable                                  (37,962)                 75,856
         Increase In Other Liabilities                                                       8,030                 71,971
                                                                                        ----------             ----------
         Total Adjustments                                                                (44,613)                 43,225
                                                                                        ----------             ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  502,338                757,291

CASH FLOW FROM INVESTING ACTIVITIES:
         Proceeds From Maturity and Sales Of Securities
          Available For Sale (AFS)                                                       3,500,000             12,511,687
         Proceeds From Maturities and Prepayments
          Of Investment Securities                                                       3,503,283              5,262,973
         Purchases Of Securities AFS                                                   (3,805,038)            (7,371,444)
         Purchases Of Investment Securities                                            (6,975,499)            (4,076,182)
         Loans Made To Customers, Net                                                 (10,552,030)            (7,897,324)
         Premises And Equipment Expenditures                                           (1,975,242)            (1,199,309)
                                                                                        ----------             ----------
NET CASH USED BY INVESTING ACTIVITIES                                                 (16,304,526)            (2,769,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net Increase in Deposits                                                       14,387,353             11,417,352
         Net Increase (Decrease) In Short Term Borrowings                              (2,348,990)              2,120,766
         Proceeds From Issuance of Common Stock Under Director
            and Officer Stock Option Plan                                                        0                 29,900
                                                                                       -----------             ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               12,038,363             13,568,018
                                                                                       -----------             ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                 (3,763,825)             11,555,710
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF YEAR                                       16,332,683              7,023,753
                                                                                       -----------            -----------
CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30                                           $12,568,858            $18,579,463
                                                                                       ===========            ===========
SUPPLEMENTAL DISCLOSURE:
Cash Paid During The Year:
         Interest                                                                       $2,194,589             $1,878,547
         Income Taxes                                                                      289,912                315,582

Non-Cash Items:
         Net Change In Unrealized Loss From
          Securities AFS                                                                   (1,608)                 65,371
         Tax Effect Of Unrealized Loss
          From Securities AFS                                                              (4,978)                 22,226
         Acquisition of Real Estate in Settlement of Loans                                 108,000                      0


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Community Financial Holding Corporation (the Corporation) and its wholly owned subsidiary Community National Bank of New Jersey (the Bank) as of September 30, 1997 and 1996 and the results of their operations for the three and nine months ended September 30, 1997 and 1996. The accounting policies and reporting practices of the Corporation are in accordance with generally accepted accounting principals and have been followed on a consistent basis.

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

         The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2. EARNINGS PER SHARE

         Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. The computation of the September 30, 1997 and 1996 weighted average number of common shares gives retroactive recognition to a 5% stock dividend declared on November 7, 1996 payable to shareholders of record on December 1, 1996. The weighted average numbers of shares used in the computation for the three and nine months ended September 30, 1997 and 1996 was 1,057,871 and 1,028,695, respectively.

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

         The unrealized loss on securities available for sale was $10,000 at September 30, 1997 as compared to a loss of $9,000 at December 31, 1996. This increase is primarily due to the current interest rate environment and the short term nature of portfolio maturities.


NOTE 4.  LOANS HELD FOR SALE

         The Bank originates residential real estate loans and sells primarily fixed rate loans to various investors such as mortgage companies and agencies. The Bank has purchase committments at par value for all loans held for sale. The interest income earned from the loan closing date to the date of the sale is recorded as Interest And Fees On Loans.


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

   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OVERVIEW

         The Corporation reported net income for the first nine months of 1997 of $547,000, a decrease of $167,000 or 23.4% when compared to the first nine months of 1996. The decrease in earnings was due primarily to an increase in operating expenses associated with four branch locations which were acquired in 1996. The Corporation opened branches in September 1996, February 1997, May 1997 and September 1997. The increase in operating expenses was partially offset by increases in net interest income and fees and service charges.

         The Corporation also reported net income of $199,000 for the three months ended September 30, 1997, a decrease of $27,000 or 11.8% when compared to the three months ended September 30, 1996. The decrease in earnings was due primarily to an increase in operating expenses due primarily to additional branch locations. The increase in operating expenses was partially offset by increases in net interest income and fees and service charges.

         Net interest income for the nine months ended September 30, 1997 was $4.6 million, an increase of $423,000 or 9.1% over the first nine months of
1996.   Non-interest income for the first nine months of 1997 was $876,000, an increase of $208,000 or 31.1% over the first nine months of 1996. Non-interest expense was $4.6 million for the first nine months of 1997, an increase of $1.0 million or 28.1% over the first nine months of 1996.

         Net interest income for the three months ended September 30, 1997 was $1.6 million, an increase of $109,000 or 7.3% over the three months ended September 30, 1996. The provision for loan losses was $90,000 for the three months ended September 30, 1997, a decrease of $30,000 or 25.0% from the provision of $120,000 for the three months ended September 30, 1996. Non-interest income for the three months ended September 30, 1997 was $349,000, an increase of $118,000 or 50.9% over the three months ended September 30, 1996. Non-interest expenses for the three months ended September 30, 1997 were $1.6 million, an increase of $384,000 or 30.8% as compared to the three months ended September 30, 1996.

         Expressed on a per share basis (after giving retroactive effect to the payment of a 5% stock dividend in 1996), net income for the first nine months of 1997 was $0.52 per share compared to $0.69 per share for the first nine months of 1996, a decrease of 24.6%. Net income for the three months ended September 30, 1997 was $0.19 per share compared to $0.22 per share for the three months ended September 30, 1996, a decrease of 13.6%. Book value per share as of September 30, 1997 was $10.86 an increase of 5.23% from book value per share of $10.32 at September 30, 1996, on a fully diluted per share basis.

         The Corporations' assets totalled $139.1 million at September 30, 1997, an increase of $12.5 million or 9.9% over total assets of $126.5 million at December 31, 1996. The increase was due primarily to growth in deposits which increased $14.4 million or 12.9% from December 31, 1996 primarily from increased market share in the Corporations' primary service area. The increase in deposits was partially offset by securities sold under repurchase agreements which decreased $2.3 million or 71.6% from December 31, 1996. The increase in deposits occurred primarily in demand deposits which increased $14.2 million or 20.0% from $70.9 million at December 31, 1996 to $85.1 million at September 30, 1997.

         Loans were $83.1 million at September 30, 1997 compared to $72.4 million at December 31, 1996, an increase of $10.7 million or 14.8%. Cash and cash equivalents, including federal funds sold, decreased $3.8 million or 23.0% to $12.6 million at September 30, 1997 from $16.3 million at December 31, 1996. The investment portfolio was $36.5 million at September 30, 1997, an increase of $3.8 million or 11.5% from $32.7 million at December 31, 1996. The unrealized loss on securities available for sale at September 30, 1997, net of taxes, was $10,000 as compared to the loss of $9,000 at December 31, 1996. The increase in the amount of loss on securities available for sale is due primarily to the short term maturities of the available for sale portfolio and the current nature of the interest rate environment.


         Loans held for sale were $967,000 at September 30, 1997, a decrease of $338,000 or 25.9% as compared to $1.3 million at December 31, 1996. Loans held for sale are residential mortgage loans originated by the Corporations' subsidary bank for which commitments for sale at par have been obtained. Bank premises and equipment at September 30, 1997 were $4.8 million, an increase of $1.7 million or 54.9% from $3.1 million at December 31, 1996. The increase in bank premises and equipment is primarily related to improvements and renovations at the branches that were purchased in 1996. Other assets increased $475,000 or 118.2% from $402,000 at December 31, 1996 to $876,000 at
September 30, 1997. The increase in other assets occurred primarily as a result of the Banks' purchase of mortgage servicing rights on March 1, 1997. Mortgage servicing rights increased $247,000 from $61,000 at December 31, 1996 to $308,000 at September 30, 1997.


NET INTEREST INCOME

         The principal source of revenue for the Corporation is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits and borrowings. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest income was $4.6 million for the nine months ended September 30, 1997. This represents a 10.1% increase when compared to net interest income of $4.2 million for the same period in 1996. Net interest income for the three months ended September 30, 1997 was $1.6 million. This represents an 7.3% increase when compared to net interest income of $1.5 million for the same period in 1996.

         Average interest-earning assets for the first nine months of 1997 were $115.0 million, an increase of $8.4 million or 7.9% as compared to the first nine months of 1996. The most significant increase in average earning assets occurred in the loan portfolio. The loan portfolio average balance for the first nine months of 1997 was $76.0 million, an increase of $10.7 million or 16.4% as compared to the first nine months of 1996. This increase occurred primarily in residential mortgage loans and was funded primarily from an increase in deposits.

         Average interest-earning assets for the three months ended September 30, 1997 were $119.8 million, an increase of $9.2 million or 8.3% as compared to the three months ended September 30, 1996. The most significant increase in average earning assets occurred in the loan portfolio. The loan portfolio average balance for the three months ended September 30, 1997 was $79.6 million, an increase of $11.3 million or 16.6% as compared to the three months ended September 30, 1996. This increase also occurred primarily in residential mortgage loans and was funded primarily from an increase in deposits.

         The positive impact on net interest income from increased interest-earning assets for the first nine months of 1997 as compared to the first nine months of 1996 was also enhanced by a decrease in interest-bearing liabilities. Average interest-bearing liabilities for the first nine months of 1997 were $79.0 million, a decrease of $3.9 million or 4.7% as compared to the first nine months of 1996. The most significant decrease in interest-bearing liabilities occurred in time deposits and securities sold under repurchase agreements. The time deposits average balance for the first nine months of 1997 was $37.0 million, a decrease of $1.1 million or 2.8% from the first nine months of 1996. The average balance for securities sold under repurchase agreements for the first nine months of 1997 was $1.1 million, a decrease of $2.1 million or 64.8% as compared to the first nine months of 1996.

         The positive impact on net interest income from increased interest-earning assets for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 was partially offset by an increase in interest-bearing liabilities. Average interest-bearing liabilities for the three months ended September 30, 1997 were $87.0 million, an increase of $4.1 million or 5.0% as compared to the three months ended September 30, 1996. The most significant increase in interest-bearing liabilities occurred in interest-bearing demand deposit accounts. The average balance for interest-bearing demand deposit accounts for the three months ended September 30, 1997 was $45.0 million, an increase of $3.8 million or 9.3% as compared to the three months ended September 30, 1996.

         Net interest margin is calculated as the tax-equivalent net interest income divided by the average earning assets and represents the Corporations' net yield on its earning assets. The net interest margin increased from 5.38% to 5.55% for the nine months ended September 30, 1996 and 1997, respectively. This increase is primarily resultant from the interest yield of interest-earning assets which increased 7 basis points from 8.01% to 8.08% for the nine months ended September 30, 1996 and 1997, respectively. The most significant increase in yield occurred in the investment portfolio. The yield from the investment portfolio increased 37 basis points from 6.17% to 6.54%. In addition, the yield from federal funds sold increased 20 basis points from 5.30% for the first nine months of 1996 to 5.50% for the first nine months of 1997. These increases in interest yields were partially offset by a decrease in the yield from loans which declined 37 basis points from 9.25% to 8.88% for the nine months ended September 30, 1996 and 1997, respectively. Average interest earning assets for the first nine months of 1997 increased $8.4 million or 8.4% from $106.5 million for the first nine months of 1996 also partially offsetting increases in interest yields.

         The increase yield from interest earning assets was also partially offset by the cost of average interest bearing deposits which increased 16 basis points to 3.65% for the first nine months of 1997 as compared to 3.49% for the first nine months of 1996. The most significant increase in interest rates was in the rate paid for time deposit (savings and certificates of deposit) balances which increased 39 basis points from 4.05% to 4.44% for the nine months ended September 30, 1996 and 1997, respectively.

         The net interest margin for the three months ended September 30, 1997 was 5.52%, an increase of 7 basis points from 5.45% for the three months ended September 30, 1996. This increase is primarily resultant from an increase in the interest yield from interest earning assets of 3 basis points from 8.04% to 8.07% for the three months ended September 30, 1996 and 1997, respectively.
The most significant increase in interest yield was in the securities portfolio which increased 18 basis points from 6.36% to 6.54% for the three months ended September 30, 1996 and 1997, respectively. The interest yield from federal funds sold also increased 28 basis points from 5.27% to 5.55% for the three months ended September 30, 1996 and 1997, respectively. Partially offsetting the increase in yield from the securities portfolio and federal funds sold was the loan portfolio for which the yield decreased 37 basis points from 9.24% to 8.87% for the three months ended September 30, 1996 and 1997, respectively. Average interest-earning assets for the three months ended September 30, 1997 increased $9.2 million or 8.3% from $110.6 for the three months ended September 30, 1996 also partially offsetting increases in interest yields.

             The net increased yield from interest earning assets was also partially offset by a slight increase in the rate paid for interest bearing deposits which increased 4 basis points from 3.45% for the three months ended September 30, 1996 to 3.49% for the three months ended September 30 1997. This increase was primarily resultant from the rate paid for interest bearing demand deposits which increased 14 basis points from 2.81% for the three months ended September 30, 1996 to 2.95% for the three months ended September 30, 1997.

         The table below illustrates the changes in interest rate margin and interest rate spread based on average amounts outstanding for the nine and three months ended September 30, 1997 and 1996.


                                           NINE MONTHS ENDED        THREE MONTHS ENDED
                                           -----------------        ------------------
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                           -------------            -------------

                                           1997     1996             1997     1996
                                           ----     ----             ----     ----
ASSETS
         Securities                        6.54%   6.17%            6.54%    6.36%
         Fed Funds                         5.50%   5.30%            5.55%    5.27%
         Loans                             8.88%   9.25%            8.87%    9.24%
                                           -----   -----            -----    -----
Total Earning Assets                       8.08%   8.01%            8.07%    8.04%
                                           =====   =====            =====    =====
LIABILITIES
         Demand Deposits                   2.90%   2.84%            2.95%    2.81%
         Savings Deposits                  3.20%   2.49%            2.49%    2.45%
         Time Deposits                     5.16%   5.22%            5.25%    5.15%
         Short Term Borrowings             5.06%   4.70%            5.10%    5.11%
                                           -----   -----            -----    -----
Total Int Bearing Liabilities              3.65%   3.49%            3.49%    3.45%
                                           =====   =====            =====    =====

Net Interest Rate Spread                   4.43%   4.52%            4.58%    4.59%
Net Interest Rate Margin                   5.55%   5.38%            5.52%    5.45%

         Net interest income is also affected by the mix of interest-earning assets and interest-bearing and non-interest bearing liabilities. Average loans, which are the highest yielding earning assets, for the nine months ending September 30, 1997 were 59.5% of average assets as compared to 56.1% of average assets for the nine months ending September 30, 1996. The average balance for certificates of deposit and repurchase agreements, which are the highest yielding liabilities, for the nine months ending September 30, 1997 were 19.1% of average assets as compared to 21.5% for the nine months ending September 30, 1996. Average non-interest bearing deposits for the nine months ending September 30, 1997 were 29.0% of average assets as compared to 21.7% for the nine months ended September 30, 1996. The average balance for non-interest bearing deposits was $37.0 million for the nine months ended September 30, 1997 as compared to $25.3 million for the nine months ended September 30, 1996, an increase of $11.7 million or 46.5%.

         Average loans for the three months ended September 30, 1997 were 59.4% of average assets as compared to 56.4% of average assets for the three months ended September 30, 1996. The average balance for certificates of deposit and repurchase agreements for the three months ended September 30, 1997 was 17.9% of average assets as compared to 21.0% for the three months ended September 30, 1996. Average non-interest demand deposit balances for the three months ended September 30, 1997 were 26.1% of average assets as compared to 22.4% for the three months ended September 30, 1996. The average balance for non-interest demand deposits was $35.1 million for the three months ended September 30, 1997 as compared to $27.1 million for the three months ended September 30, 1996, an increase of $8.0 million or 29.5%.


NON-INTEREST INCOME

         Non-interest income was $876,000, an increase of 31.1% or $208,000 for the first nine months of 1997 compared to $668,000 for the first nine months of 1996. A significant component of non-interest income is fee income generated by the Corporations' Residential Mortgage Department. This fee income was $361,000 for the first nine months of 1997, compared to $187,000 for the first nine months of 1996. Service charges on depositor accounts was $449,000 for the first nine months of 1997 an increase of 22.0% from $368,000 for the first nine months of 1996.

         Non-interest income was $349,000, an increase of 22.0% or $81,000 for the three months ended September 30, 1997 compared to $231,000 for the three months ended September 30, 1996. Fee income from the Residential Mortgage Department was $166,000 for the three months ended September 30, 1997 as compared to $75,000 for the three months ended September 30, 1996. Service charges on depositor accounts was $170,000 for the three months ended September 30, 1997 an increase of $41,000 or 31.6% from $129,000 for the three months ended September 30, 1996.

         The Corporation had approximately 11,400 demand deposit accounts at September 30, 1997, an increase of 3,500 accounts or 45.2% from September 30, 1996.


NON-INTEREST EXPENSES

         Non-interest expense increased $1.0 million or 28.1% in the first nine months of 1997 compared to the first nine months of 1996. Non-interest expense increased $384,000 or 30.8% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Expenditures related to salaries and occupancy and equipment are the primary components of non-interest expense and represent the largest portion of the increase. Salaries and benefits increased 31.5% or $564,000 in the first nine months of 1997 compared to the first nine months of 1996. Salaries and benefits increased 36.8% or $228,000 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. These increases were due primarily to staff additions for the residential mortgage department, the addition of four branch locations as well as merit increases in salaries.

         Occupancy and equipment expenses increased $219,000 or 38.7% in the first nine months of 1997 compared to the first nine months of 1996. Occupancy and equipment expenses increased $89,000 or 46.8% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. These increases were primarily due to the branch expansion.

         Data Processing expense increased $57,000 or 21.4% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Data processing expense increased $19,000 or 21.1% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. These increases were primarily the result of increased transaction processing costs associated with growth of the depositor base.

         Advertising expenses increased $15,000 or 13.3% to $129,000 for the nine months ending September 30, 1997 as compared to $114,000 for the nine months ending September 30, 1996. Advertising expenses also increased $3,000 or 8.3% to $39,000 for the three months ending September 30, 1997 as compared to $36,000 for the three months ending September 30, 1996. These increases are due primarily to increased promotional activities associated with the branch expansion.

         A primary component in the $148,000 or 17.9% increase in other operating expenses for the first nine months of 1997 as compared to the first nine months of 1996 is loan processing expenses which for the first nine months of 1997 increased $80,000 from the first nine months of 1996 due to increased loan activity, amortization of purchased mortgage servicing rights and mortgage servicing expense. Audit expenses also increased $17,000 with implementation of an internal audit function during 1996. Expenses for supplies increased $38,000, insurance expense increased $15,000, telephone expense increased $19,000 and postage expense increased $15,000 for the nine months ending September 30, 1997 as compared to the nine months ending September 30, 1996 primarily as a result of additional branch locations and growth of the Bank. These increases were partially offset by a reduction in other real estate expense and losses of $64,000 for the first nine months of 1997 as compared to the first nine months of 1996.


INCOME TAXES

       Income taxes decreased $195,000 or 58.8% to $137,000 from $332,000 in the first nine months of 1997 and 1996, respectively and decreased $101,000 from $122,000 for the three months ending September 30, 1996 to $21,000 for the three months ending September 30, 1997. The decrease resulted primarily from a lower level of pre-tax income along with a higher level of non-taxable income. Non-taxable income, primarily from local municipal Bond Anticipation Notes, was $281,000 for the first nine months of 1997, an increase of $117,000 from $165,000 for the first nine months of 1996. The effective tax rates for the first nine months of 1997 and 1996 were 20.0% and 31.7% respectively.


PROVISIONS FOR POSSIBLE LOAN LOSSES

         The Corporation determines the provision for possible loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect a borrower's ability to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. While management believes the allowance for loan losses is currently adequate, further additions to the allowance will be predicated upon general economic conditions and/or the condition of specific borrowers and overall growth of the loan portfolio. Provisions for possible loan losses were $255,000 for the first nine months of 1997 as compared to a provision of $265,000 for the first nine months of 1996. The allowance for possible loan losses was $841,000 at September 30, 1997 and $837,000 at September 30, 1996. The Bank had net charge-offs of $153,000 and $23,000 for the nine months ended September 30, 1997 and 1996, respectively.

         The following is a summary of the activity in the allowances for loan losses for the nine months ended September 30, 1997 and 1996.

                                                                          1997                    1996
                                                                          ----                    ----
         Balance at the beginning of period                          $ 738,353                $595,593
         Provision for loan losses                                     255,000                 265,000
         Recoveries                                                     43,465                  42,889
         Losses charged against the allowance                        (195,911)                (66,070)
                                                                     ---------                --------
         Balance at September 30                                     $ 840,907                $837,412
                                                                     =========                ========

         Management has, through its most recent analysis of the adequacy of the allowance for loan losses completed as of September 30, 1997, determined the allowance to be adequate. Future additions to the allowance for possible loan losses through provisions charged to operations will be determined as a result of managements' continuing analysis of the adequacy for the allowance of possible loan losses.

         The following is a summary of the Company's non-performing assets as of September 30, 1997 and December 31, 1996.

                                                            SEPTEMBER 30            DEC 31
         (DOLLARS IN THOUSANDS)                                     1997              1996
         ----------------------                                     ----              ----
         Past due 90 days or more and
          still accruing                                          $  141              $ 14
         Non-Accrual loans                                         1,020               528
                                                                  ------              ----
         Total non-performing loans                                1,161               542
         Other Real Estate Owned                                     108                 0
                                                                  ------              ----
         Total Non-Performing Assets                              $1,269              $542
                                                                  ======              ====

         Non-performing loans as a
          percentage of loans                                      1.40%             0.75%
         Non-performing loans as a
          percentage of loans and OREO                             1.39%             0.75%
         Non-performing assets as a
          percentage of assets                                     0.91%             0.43%

         The amount of non-performing loans has increased as a percentage of loans and as a percentage of assets. The increase is the result of several unrelated loans previously classified by Management and considered in the reserve for loan loss analysis. The increase in non-accrual loans will potentially result in increased loan loss provisions in the remainder of 1997. When loans are placed on non-accrual, accrued income form the current period is reversed from current earnings. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on non-accrual if the collateral is sufficient to recover the principal.

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

         At September 30, 1997, cash, securities classified as available for sale, and federal funds sold were 19.8% of total assets compared to 24.4% of total assets at December 31, 1996. Asset liquidity is also provided by managing loan and securities investment maturities. At September 30, 1997, approximately $18.8 million or 22.4% of loans would mature within a one year period. Also, at September 30, 1997 approximately $10.7 million or 29.4% of securities would mature within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.


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

         The Corporations' Tier 1 Risk Based Capital Ratio was 12.8% at September 30, 1997 compared to 13.9% at December 31, 1996. The Corporations' Total Risk Based Capital Ratio was 13.7% at September 30, 1997 compared to 16.7% at December 31, 1996. These ratios are in excess of the mandated minimum requirements of 4.0% and 8.0% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At September 30, 1997, the Corporations' Leverage Ratio was 8.6% which exceeded the required minimum leverage ratio of 4.0%.

PART II - OTHER INFORMATION

         None





SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY FINANCIAL HOLDING CORPORATION




Date:  November 12, 1997 By: Gerard M. Banmiller
                             -------------------
                           Gerard M. Banmiller
                           President & Chief Executive Officer

Date:  November 12, 1997 By: Kevin L. Kutcher
                             ----------------
                           Kevin L. Kutcher
                           Executive Vice President/Chief Financial Officer