Form 10-K
period 1997-12-31
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1998-03-31
CIK 872401

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K
                FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 and 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[  X  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No       .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of issued and outstanding voting stock held by non-affiliates of the Registrant based upon a price of $25.56 per share, the average of the bid and asked prices of the Registrant's common stock on March 27, 1998 is $23,345,720. For purposes of this calculation, all directors and executive officers of the Registrant, and their associates, have been considered affiliates.

             The Exhibit Index is located on Page 90

           (Applicable Only to Corporate Registrants)

The number of shares of Common Stock outstanding on March 27, 1998 was 1,044,236.

________________________________________________________________

                             PART I

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

     On March 3, 1998, the Corporation and HUBCO, Inc. ("HUBCO") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Corporation will be merged with and into HUBCO with HUBCO as the surviving corporation (the "Merger"). In the Merger, each share of the common stock of the Corporation will be exchanged for 0.695 shares of HUBCO common stock. Outstanding options to purchase the common stock of the Corporation issued under the Corporation's 1994 Employee and Director Stock Option Plan (the "Option Plan") will be exchanged in the Merger for HUBCO common stock in accordance with the terms of the Option Plan. The Merger is expected to be consummated during the third quarter of 1998, subject to the satisfaction of certain conditions, including among others, approval of the Merger by the Corporation's shareholders and receipt of required regulatory approvals. The transaction will be accounted for as a pooling of interests. The Merger Agreement also provides for the merger of the Bank with and into Hudson United Bank, a wholly-owned subsidiary of HUBCO, with Hudson United Bank surviving such merger.

     Concurrently with the execution of the Merger Agreement, the Corporation entered into a Stock Option Agreement with HUBCO pursuant to which the Corporation granted HUBCO an option to purchase up to 252,790 shares of the common stock of the Corporation at a price of $24.40 per share, exercisable upon the occurrence of certain events.

The Bank

     The Bank's head office is located in Westmont, New Jersey and consists of a full service banking location and a nearby operations' support and servicing facility (including an ATM). The Bank's other full service banking offices are located in Audubon, Cherry Hill, Collingswood, HiNella, Marlton, Runnemede and Westville, New Jersey. The Bank's primary service area consists of Audubon, Cherry Hill, HiNella, Marlton, Runnemede, Westville, Westmont and contiguous communities in Camden, Gloucester and Burlington counties.

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

     The Bank seeks to differentiate itself from its competitors by delivering superior service and offering longer service hours. As part of its commitment to delivering superior service, the Bank has been engaged in an expansion program directed at additional southern New Jersey communities. The Bank has opened two branches in 1994 and one branch in 1996. The Bank opened a branch in February 1997, another in May 1997 and another in September 1997, and intends to open another branch in 1998.

     As of December 31, 1997, the Bank employed 109 persons on a full time basis and 12 persons on a part time basis. The
Corporation has no paid employees.

     The Bank has outsourced virtually all of its data processing operations pursuant to a contract with Fiserv, Inc. ("Fiserv") for the provision of data processing services with respect to deposit accounts, checking accounts, loan accounts and other matters. The current contract with Fiserv was entered into on November 1, 1996 and has a term of five years. In the event of early termination of the contract with the Bank, Fiserv may charge the Bank a fee determined by multiplying 75% of the Bank's average monthly invoice from Fiserv by the remaining months of the term. HUBCO has advised the Corporation that if the Merger is consummated, HUBCO intends to terminate the contract with Fiserv on or about November 1, 1998. Management estimates that the termination fee charged by Fiserv in such event would be approximately $615,000. The Bank also has an agreement with Mellon Network Services for ATM processing services and an agreement with IBAA Bancard, Inc. for certain credit card processing services.

     As of December 31, 1997, the Bank had total assets of $150.7 million, total deposits of $136.8 million, and total stockholders equity of $11.6 million. The Bank's strategy for deposit acquisition and development has been to attract and retain core deposits, and the Bank traditionally has not priced its deposits to attract short term relationships. The Bank does not accept brokered deposits.

     At December 31, 1997, the Bank had loans of approximately $85.8 million (net of a $974,000 allowance for loan losses), representing approximately 56.9% of total assets. Securities, primarily U.S. treasury, U.S. government agency and local municipal securities, totaled approximately $37.9 million or approximately 25.2% of total assets. The Bank's lending activity is concentrated primarily in commercial loans (59% of its loan-portfolio) and consumer loans (26.9% of its loan portfolio). The Bank's commercial loan portfolio is largely made up of loans secured by owner occupied commercial real estate with an average loan to value ratio under 75%. There is no material concentration in the portfolio within any business or industry segment. The Bank's consumer portfolio consists of home equity, automobile, credit card and personal loans. Approximately 76% of the consumer portfolio is home equity loans. The average loan to value ratio of these loans is approximately 75%. The Bank's strategy is to make commercial loans based on its analysis of a borrower's ability to repay the loan out of its operating cash flows. With few exceptions, the Bank also obtains real estate or other collateral for a loan, and typically requires repayment guarantees by principals of a borrower. Most of the Bank's commercial loans are made to small and medium size diverse businesses. The Bank has no land or residential development loans.

     Risk elements in the loan portfolio include loans past due, non-accrual loans, other real estate owned and a concentration of loans to one type of borrower. The Bank closely monitors the loan portfolio to reduce the risk of delinquent and problem credits. Strict underwriting criteria which include loan to value and debt to income ratios are followed, which also helps reduce credit risk in the loan portfolio. An internal loan review function is responsible for evaluating loan quality including adherence to underwriting criteria. This function reports directly to the Audit Committee of the Board of Directors. The Bank's loan portfolio is geographically concentrated in the southern New Jersey counties that make up its primary service area.

Service Area

     The Bank's head office is in Westmont, Camden County, New Jersey, and it has full service branch offices in Audubon, Collingswood, Cherry Hill, HiNella and Runnemede, Camden County, New Jersey; Marlton, Burlington County, New Jersey; and Westville, Gloucester County, New Jersey. The Bank's primary service area is Westmont, Audubon, Cherry Hill, HiNella, Marlton, Runnemede and Westville and contiguous communities thereto. The Bank's primary service area is a diverse economic and employment market with no significant dependence on any one industry or large employer. Research materials available from the Federal Reserve Bank of Philadelphia report slight growth in the Bank's regional economy of New Jersey, Pennsylvania and Delaware through 1995 and continuing in 1996 and 1997. However, the pace of growth has eased. The manufacturing employment rate has increased 0.3% in the first three quarters of 1997 which is slightly below the 0.5% national rate of increase. However, most current economic indicators suggest the regional economy should continue to grow at a moderate pace in 1998. The profitability of the Bank is affected by economic conditions in the Bank's primary service area.

Competition

     The banking business in the service area of the Bank, as well as the balance of New Jersey and the Delaware Valley area, is highly competitive with respect to both loans and deposits and is dominated by a number of major regional and super-regional banks and non-depository institutions which have many offices. Many of these institutions, particularly the larger banking firms that have enhanced their local presence through mergers in recent years, have substantially greater resources and offer a wider array of services, such as trust services, than the Bank. In addition, many of these institutions are permitted to make larger loans than the Bank. In addition, the Bank faces increasing competition for loans and deposits from institutions such as credit unions, mortgage brokers, mortgage banking companies, mutual funds, insurance companies and others. The Bank competes with these institutions primarily on the basis of service, quality and hours of operation. The Corporation believes that the Bank's local presence of senior management and its Board of Directors, and their collective familiarity with its service area, affords the Bank an advantage in service, quality and understanding the needs of its customer base.

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

     The Corporation is a legal entity separate and distinct from its subsidiary bank and its nonbank subsidiary. Accordingly, the right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Corporation in its capacity as creditor may be recognized. The principal source of the Corporation's revenue and cash flow is dividends from the Bank. There are legal limitations on the extent to which the Bank can finance or otherwise supply funds to the Corporation and its nonbank subsidiaries.

     The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state imposed concentration limits. Effective June 1, 1997, banks have the ability, subject to certain restrictions, including state opt-out provisions, to consolidate with one another or to acquire by acquisition or merger branches outside their home states. The establishment of new interstate branches also is possible in those states with laws that expressly permit it. New Jersey, however, does not permit out-of-state banks to branch into New Jersey.

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

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), in addition to expanding the enforcement powers of bank regulators (and supervision and regulation), created new opportunities for acquisitions by bank holding companies. Under FIRREA, a bank holding corporation may acquire savings associations, regardless of a savings association's financial condition and without the imposition of "tandem" restrictions on transactions between the savings association and its holding corporation affiliates. Moreover, bank holding companies that own savings associations are permitted to merge such institutions into existing bank subsidiaries, subject to certain requirements.

Source of Strength Policy

     Under Federal Reserve Board's policy, a bank holding corporation is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding corporation should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding corporation's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

Interstate Banking

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") permits bank holding companies to acquire banks in any state. Acquired banks in different states may now be merged into a single bank, and the merged banks may establish and acquire additional branches anywhere the acquiree could have branched.

     A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. States were permitted to opt out of the Interstate Banking Act's interstate branching provisions, so long as they did so prior to June 1, 1997. Domestic institutions in the states which have opted out are also prohibited from branching interstate.New Jersey has opted out of interstate branching. Limited branch purchases are still subject to state laws.

     After a bank has established branches in a state through an interested merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. Bank management anticipates that the Interstate Banking Act will increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that this will not have a material impact upon the anticipated results of operations of the Bank.

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

Capital Requirements

     Under Federal Reserve Board regulations, the Corporation must maintain a minimum ratio of qualified total capital to risk-weighted assets of 8.00%. Risk-weighted assets are determined by multiplying the various categories of assets by the appropriate risk weighing factor (ranging from 0% to 100%) under applicable regulations. Certain off-balance sheet items, such as standby letters of credit, are included in assets for these purposes at a "credit equivalent" value, determined by multiplying the off-balance sheet item by a credit conversion factor established by applicable regulations. At least half of the total capital must be comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease losses reserves. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." Federal Reserve Board regulations also require a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00%. The Corporation's total risk-based capital and Tier 1 risk-based capital ratios as of December 31, 1997 were 13.11% and 12.09%, respectively.

     In addition, the Federal Reserve Board has established a minimum leverage ratio (Tier 1 capital to quarterly average assets less goodwill) of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Corporation's leverage ratio as of December 31, 1997 was 7.91%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     The Bank is subject to capital requirements adopted by the OCC that are the same as those that apply to the Corporation.
At December 31, 1997, the Bank's total risk-based capital, Tier 1 capital and leverage ratios were 13.11%, 12.09% and 7.91%, respectively.

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

     As a national bank subject to the regulations of the OCC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account. At December 31, 1997, the Bank had $2.4 million of retained earnings legally available for the payment of dividends.

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

     Prompt Corrective Action. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." At December 31, 1997, the Bank was "well capitalized." The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered well capitalized or adequately capitalized under Federal Reserve Board regulations:

                                        Adequately      Well
                                        Capitalized  Capitalized

     Total Risk-Based Capital Ratio          8%          10%
     Tier 1 Risk-Based Capital Ratio         4%           6%
     Leverage Ratio                          4%           5%

     The FDIC's regulations establish specific actions that are permitted or, in certain cases, required to be taken by regulators with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of the institution's capital, the agency' correction powers can include: requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional stock (including voting stock) or to be acquired; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, in the most severe cases, appointing a receiver for the institution. A bank that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the bank holding company guarantees the capital plan, up to a certain specified amount. Under certain circumstances, a "well capitalized" "adequately capitalized" or "undercapitalized" institution may be required to comply with restrictions applicable to the next lowest capital category.

     Safety and Soundness Standards

     In addition, FDICIA required regulators to promulgate a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels. The Federal Banking Agencies have adopted "Interagency Guidelines Establishing Standards for Safety and Soundness" ("Guidelines"). These operational and managerial standards address an institution's general practices, and are designed to provide a framework for the federal bank regulators to determine whether those practices are sound in principle and whether procedures are in place to ensure that they are applied in the normal course of business. The guidelines cover such areas as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation. Banks failing to meet these standards are required to submit compliance plans to their appropriate federal regulators.

     FDICIA also requires regulators to perform annual on-site bank examinations, place limits on real estate lending by banks and tighten auditing requirements.

Deposit Insurance Assessment

     As a "well capitalized" financial institution, the Bank was not assessed any material BIF deposit premiums in 1996 by the FDIC. The Deposit Insurance Act of 1996 (the "Deposit Act") was enacted on September 30, 1996 to recapitalize the Savings Association Insurance Fund ("SAIF") and requires banks, such as the Bank, which are well capitalized and insured by the BIF to share the burden of repaying certain outstanding bonds issued by SAIF in the late 1980's to address the savings and loan crisis. The Deposit Act mandates the Bank, and the other BIF insured financial institutions, starting in 1997 must pay as a special deposit insurance assessment of 4.1 basis points of its deposits until the year 2000 and then a special deposit insurance assessment of 2.4 basis points of its deposits from 2000 until 2017. The Bank's BIF insurance premium for 1997 was $14,000, and the Bank estimates that its BIF insurance premium for 1998 will be approximately $16,000.

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

ITEM 2.  Properties

     The headquarters of the Corporation is located at 222 Haddon Avenue, Westmont, New Jersey. The property is leased by the Bank, which maintains its administrative headquarters and a full service banking office at that location. The Bank has an operations support and servicing facility located directly across Haddon Avenue from the main office, at 231 Haddon Avenue. There is an ATM at this location. This property was leased by the Bank during 1996, and was purchased by the Bank on January 7, 1997. The Bank also has full service branches located at 449 Nicholson Road, Audubon, New Jersey, which the Bank acquired on May 17, 1994, and 135 Broadway, Westville, New Jersey. These properties are owned by the Bank. There is an ATM at the Audubon location. The Bank opened a branch at 600 N. Route 73, Marlton, New Jersey, on September 6, 1994. This property is also leased by the Bank. There is an ATM, owned by the Bank, at this location. The Bank opened a branch at 2099 Route 70, Cherry Hill, New Jersey on September 16, 1996. This property is leased by the Bank and there is an ATM, owned by the Bank, at this location.

     On July 19, 1996, the Bank purchased the physical property and equipment at three banking locations which had been recently closed when other banks merged. These locations are 765 Haddon Avenue, Collingswood, New Jersey; 705 Warwick Road, HiNella, New Jersey; and 4 East Clements Bridge Road, Runnemede, New Jersey. The Bank opened a branch at the Collingswood location on February 28, 1997, at the Runnemede location on May 28, 1997, and at the HiNella location on September 10, 1997. There is an ATM owned by the Bank at each of these three locations.

     In the opinion of management, all properties are well maintained and suitable to their respective present needs and operations.

     On January 9, 1998, the Bank entered into a lease agreement for a location in Medford, Burlington County, New Jersey. The Bank plans to operate a full-service banking branch at this location. The lease agreement is contingent upon the completed construction of a retail shopping complex in which the branch is to be located. Construction is scheduled to be completed by the end of 1998.

ITEM 3.  Legal Proceedings

     Neither the Corporation or the Bank is a party to any material pending legal proceedings, nor is any of their property subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Corporation and the Bank, and management is not aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None.

                             PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     The Corporation's Common Stock is quoted on the NASDAQ Small Cap Market under the symbol CMFH. The following table sets forth the high and low bid information, as reported by the NASDAQ Small Cap Market, as of the most recent practicable date and for the periods indicated below:

NASDAQ SMALL CAP MARKET*

                                           HIGH       LOW

     March 27, 1998                       $25.63     $25.00

1997
     Quarter ended December 31, 1997       18.50      17.50
     Quarter ended September 30, 1997      17.62      15.48
     Quarter ended June 30, 1997           17.14      14.76
     Quarter ended March 31, 1997          19.05      15.95

1996
     Quarter ended December 31, 1996       18.57      12.62
     Quarter ended September 30, 1996      13.15      10.66
     Quarter ended June 30, 1996           12.02      10.66
     Quarter ended March 31, 1996          12.70      11.34

*These quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and, therefore, may not necessarily represent actual transactions. These quotations have been adjusted to reflect the 5% common stock dividends distributed by the Corporation in December 1997 and December 1996.

     Dividends. The Corporation declared a 5% common stock dividend in 1997 and 1996. The Corporation has never paid a cash dividend. The Merger Agreement permits the Corporation to pay quarterly cash dividends on its common stock in an amount equal to $0.14 per share. The Board of Directors has not made any determination as to whether the Corporation will declare any cash dividends prior to the consummation of the Merger. The Corporation's ability to pay cash dividends is primarily, if not entirely, dependent upon cash dividends paid to the Corporation by the Bank. The payment of dividends to the Corporation by the Bank is restricted under federal banking law. The approval of the OCC will be required if the total of all dividends declared in any calendar year by the Bank exceed's the Bank's net profits to date, as defined, for that year combined with its retained profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The Federal Reserve Board and the OCC also have the authority under federal law to enjoin a national bank or bank holding company from engaging in what, in its opinion, constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances in which the bank or bank holding company fails to meet minimum capital requirements or in which its earnings are impaired. See Part I,
Item 1 "Supervision and Regulation--Limits on Dividends."

     Holders. As of January 31, 1998, the Corporation had approximately 490 holders of record of its Common Stock. Such information does not include those persons holding securities in brokerage accounts using street names, the addition of which would increase the number of beneficial owners of the Corporation's securities.

ITEM 6.  Selected Financial Data

         Selected Historical Consolidated Financial Data

     The following table sets forth certain historical financial data with respect to the Corporation on a consolidated basis. This table should be read in conjunction with the Corporation's historical Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

                                                               Year Ended December 31,
                                                               -----------------------
                                              1997         1996         1995         1994         1993
                                              ----         ----         ----         ----         ----
                                        (Dollars in thousands, except ratios and per share data (Unaudited))
Income Statement Data:
Interest income .........................  $    9,312   $    8,594   $    7,455   $    6,011   $    5,346
Interest expense ........................       2,996        2,831        2,549        1,911        1,787
Net interest income .....................       6,316        5,763        4,906        4,100        3,559
Provision for loan losses ...............         590          340          210          105          270
Noninterest income ......................       1,300          895          652          630          679
Noninterest expense .....................       6,269        4,849        4,189        3,473        3,054
Income taxes ............................         127          464          367          403          358
Income before accounting changes ........         630        1,006          792          749          556
Net income (1) ..........................         630        1,006          792          749          577

Per Share Data (2):
Income before accounting changes ........  $     0.57   $     0.93   $     0.76   $     0.89   $     1.17
Net income (1)(3) .......................        0.57         0.93         0.76         0.89         1.21
Book value end of period ................       11.27        10.65         9.73         8.70         9.06

Period End Balance Sheet:
Total assets ............................  $  150,671   $  126,527   $  112,845   $   95,625   $   86,076
Loans Held For Sale .....................       1,746        1,305          262            0            0
Loans (net) .............................      85,800       71,649       62,542       52,839       43,548
Securities (4) ..........................      37,909       32,728       39,060       31,946       29,676
Federal funds sold ......................       7,300        8,050        1,550        1,150        5,775
Deposits ................................     136,757      111,448       99,504       83,947       78,358
Shares outstanding (2) ..................   1,027,713    1,027,713    1,024,078    1,024,078      477,006

Performance Ratios:
Return on average assets ................        0.48%        0.85%        0.76%        0.83%        0.77%
Return on average equity ................        5.64         9.72         8.50        11.20        14.56
Net interest margin .....................        5.44         5.39         5.27         5.02         5.22

Asset Quality Ratio:
Allowance for loan losses to period
  end loans .............................        1.12%        1.02%        0.94%        1.13%        1.62%
Allowance for loan losses to nonaccrual
  loans .................................      148.18%      139.87       186.10       116.65       224.31
Nonperforming assets to period end loans
  & foreclosed properties ...............        1.05         0.75         1.52         1.20         1.10
Net charge offs to average loans ........        0.45         0.29         0.38         0.48         0.77

Liquidity and Capital Ratios (5):
Average loans to average deposits .......       66.52%       64.73%       63.00%       57.01%       64.65%
Tier 1 Risk-Based Capital Ratio .........       12.09        13.86        15.80        17.07         9.52
Total Risk-Based Capital Ratio ..........       13.11        14.80        16.75        18.20        10.77
Tier 1 Leverage Ratio ...................        7.91         8.70         8.74        10.11         5.17


(1)  During 1993 the Corporation adopted Statement of Financial
     Accounting Standards No. 109 with a resultant benefit of $20,851 which is included in Net Income.

(2) Adjusted to give retroactive effect to the 5% stock dividends of 1997, 1996, 1995, 1994 and 1993 for all years presented.

(3)  Represents net income per share on an fully diluted basis.
     Basic net income per share for 1997, 1996, 1995, and 1994 was $0.61, $0.98, $0.77 and $0.91, respectively. There was no dilution for 1993.

(4) Total of securities available for sale and investment securities.

(5) For definitions of certain terms relating to capital ratios, see "Supervision and Regulation-Capital Requirements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Corporation for the fiscal years ended
December 31, 1997, 1996 and 1995, and should be read in conjunction with the Consolidated Financial Statements and related notes.

Financial Highlights

     The Corporation reported net income for the year ended December 31, 1997 of $630,000, a decrease of 37% from net income of $1.0 million for the year ended December 31, 1996. The Corporation's net income for the year ended December 31, 1996 reflected an increase of 27% over net income of $792,000 for the year ended December 31, 1995. The decrease in earnings from 1996 to 1997 resulted primarily from expenses associated with the branch expansion and increases in the provision for loan losses. The increase in earnings from 1995 to 1996 was due primarily to higher net interest income which was partially offset by increases in the provision for loan losses and operating expenses resulting from expansion of the residential mortgage business line, opening a bank branch in September and the purchase of three additional bank branch locations.

     Expressed on a diluted earnings per share basis (after giving retroactive effect to the payment of a 5% stock dividend for each year), net income for 1997 was $0.57 per diluted share compared to $0.93 per diluted share for 1996 and $0.76 for 1995. Book value per share at December 31, 1997 was $11.27, as compared to $10.65 and $9.73 at December 31, 1996 and 1995, respectively. The book value per share has been restated to give retroactive effect to the 5% stock dividends issued in 1997, 1996, and 1995.

     The Corporation's return on average assets was .48% for 1997 as compared to .85% for 1996 and .76% for 1995. The return on average shareholders' equity was 5.64% for 1997 compared to 9.72% for 1996 and 8.50% for 1995. The 1996 to 1997 decrease was due primarily to increased expenses associated with the branch expansion and increased provision for loan losses. The 1995 to 1996 increase was due primarily to an increase in net interest income.

     The Corporation's assets grew steadily over the period from December 31, 1995 through December 31, 1997, driven primarily by increased deposits resulting from continued growth in the number of depositor accounts as a result of increasing market share in its primary service area. Total assets at December 31, 1997 were $150.7 million, an increase of $24.2 million or 19.1% over total assets of $126.5 million at December 31, 1996. Net loans were $85.8 million at December 31, 1997 compared to $71.7 million at December 31, 1996. Total deposits increased $25.4 million or 22.8% from $111.4 million at December 31, 1996 to $136.8 million at December 31, 1997. The investment securities portfolio, including federal funds sold and securities available for sale, increased 10.8% or $4.4 million to $45.2 million at December 31, 1997 from $40.8 million at December 31, 1996. Cash and due from bank accounts increased $2.5 million or 30.1% to $10.8 million from $8.3 million at December 31, 1996 primarily as a result of increased deposits.

     In 1997, the Corporation continued to expand its residential mortgage business line resulting in an increase of loans held for sale from $1.3 million at December 31, 1996 to $1.7 million at December 31, 1997. In addition, residential mortgage loans held in portfolio increased from $4.1 million at December 31, 1996 to $11.4 million at December 31, 1997. This portfolio consists primarily of adjustable rate mortgages. Bank premises and equipment increased $1.8 million or 58.1% to $4.9 million at December 31, 1997 from $3.1 million at December 31, 1996. This increase resulted primarily from the purchase of the three additional branches opened during 1997.

     The Federal Deposit Insurance Corporation (FDIC) reduced the Corporation's insurance premium in June 1995 and suspended the premium for 1996. The premium decreased $92,000 or 98% to $2,000 for 1996 as compared to $94,000 for 1995. This expense was $10,000 for 1997. The FDIC at its discretion will determine future premiums effective beyond December 31, 1997. Management is unaware of any reason that might cause the FDIC insurance premium to increase substantially in 1998.

     Except for the Merger, management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Corporation's liquidity, capital resources or results of operations.

     This Annual Report on Form 10-K contains forward looking statements with respect to, among other things, plans, future events or performance of the Corporation, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statement, including but not limited to changes in economic conditions, the adequacy of loan loss reserves, the effect of competition and changes in regulatory requirements. Where any forward looking statement includes a statement of the assumptions or bases underlying such forward looking statement, the Corporation cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Corporation expresses an expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect" and "anticipate" and similar expressions identify forward looking statements.

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

     Net interest income was $6.3 million for the year ended December 31, 1997, 8.6% greater than the $5.8 million reported during fiscal 1996. The improvement in net interest income from 1996 to 1997 was due primarily to volume and rate increases in the investment portfolio and volume increases in the loan portfolio. Partially offsetting these improvements were decreases in volume of federal funds sold, increases in volume of interest bearing deposit balances and the negative impact of rates on the loan portfolio. Net interest income was $5.8 million for the year ended December 31, 1996, 18.4% greater than the $4.9 million reported during fiscal 1995. The improvement in net interest income from 1995 to 1996 was due primarily to volume and rate increases in the investment portfolio, volume increases in the loan portfolio and rate decreases in interest paid on deposits. Partially offsetting these improvements were increases in volume of interest bearing deposit balances and the negative impact of rates on the loan portfolio.

     The average balance of the loan portfolio for 1997 was
$79.4 million, up $11.8 million or 17.5% from the average balance for 1996. The average balance of the loan portfolio was
$67.6 million for 1996, up $10.1 million or 17.6% from the average balance for 1995. The average balance of the securities portfolio (including federal funds sold and securities available for sale) was $40.5 million for 1997, down $1.0 million or 2.4% from the average for 1996. The average balance of the securities portfolio (including federal funds sold and securities available for sale) was $41.5 million for 1996, up $4.0 million or 10.7% over the average for 1995. The yield on average loans decreased 42 basis points from 9.14% in 1996 to 8.72% in 1997 and decreased 28 basis points from 9.42% in 1995 to 9.14% in 1996 generally consistent with the trend in market interest rates during the
period.   The average yield on the securities portfolio increased
25 basis points from 6.26% in 1996 to 6.51% in 1997 and increased 57 basis points from 5.69% in 1995 to 6.26% for 1996.

     Interest expense for 1997 increased by 7.1% from $2.8 million for 1996 to $3.0 million for 1997. Average interest bearing liabilities increased 6.0% from $81.5 million for 1996 to $86.4 million for 1997. The interest rate paid on average interest bearing liabilities was 3.47% for 1997 and 1996. The growth of interest earning assets offset the increased interest expense associated with the growth of interest bearing deposits. Interest expense for 1996 increased 12.0% from $2.5 million for 1995 to $2.8 million for 1996. Average interest bearing liabilities increased 13.2% from $72.0 million for 1995 to $81.5 million for 1996. A higher yield on the securities portfolio and the growth of interest earning assets offset the increase associated with the growth of interest bearing deposits for 1996.

     Net interest margin increased 5 basis points from 5.39% in 1996 to 5.44% in 1997 and increased 12 basis points from 5.27% in 1995 as compared to 1996. The primary reason for the improving trend was improving and stable yields on the securities portfolio from 1995 to 1997, as well as a reduction in the average interest rate paid for deposits from 1995 to 1997. Specifically, the average rate paid on deposits was stable, increasing one basis point, from 1996 to 1997 but decreasing from 1995 levels.

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

     At December 31, 1997, 1996 and 1995, loans for which the accrual of interest has been discontinued or reduced totalled $657,317, $527,881 and $320,051, respectively. If interest on such loans had been accrued, such income would have approximated $39,271 in 1997, $38,747 in 1996 and $22,306 in 1995. Loans
which are contractually past due 90 days or more as to principal or interest payments totaled $146,932, $14,047 and $9,654 at December 31, 1997, 1996 and 1995, respectively. The amount of interest income on those loans that was included in net income was $14,646, $675 and $1,213 for 1997, 1996 and 1995, respectively.

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

         Average Balances, Interest Income And Expense,
                     Average Yield And Rates

                                                                        Year Ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                   1997                          1996                            1995
                                       ---------------------------   -----------------------------   ----------------------------
                                                  Interest                      Interest                        Interest
                                       Average    Income/   Yield/   Average    Income/     Yield/   Average    Income/    Yield/
                                       Balance    Expense   Rate     Balance    Expense     Rate     Balance    Expense    Rate
                                       -------    -------   ------   -------    -------     ------   -------    -------    ------
                                                                        (Dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold ..................$  4,415   $  244     5.53%   $  6,999   $    369     5.27%   $  6,151   $  363     5.90%
Securities:(1)
  U.S. treasury securities ............   6,371      400     6.28%      9,936        601     6.05%     16,806      922     5.49%
  Obligations of U.S. agencies ........  20,517    1,337     6.52%     18,958      1,200     6.33%      9,190      516     5.61%
  Tax exempt municipal obligations(2) .   8,999      601     6.68%      5,408        345     6.38%      5,190      337     6.49%
  Other ...............................     242       15     6.20%        243         15     6.17%        240       14     5.83%
                                       --------   ------   ------    --------   --------   ------    --------   ------   ------
  Total securities ....................  36,129    2,353     6.51%     34,545      2,161     6.26%     31,426    1,789     5.69%
                                       --------   ------   ------    --------   --------   ------    --------   ------   ------
Loans(3) .............................   79,394    6,920     8.72%     67,628      6,181     9.14%     57,534    5,418     9.42%
                                       --------   ------   ------    --------   --------   ------    --------   ------   ------
Total interest earning assets ........  119,938    9,517     7.93%    109,172      8,711     7.98%     95,111    7,570     7.96%
                                       --------   ------   ------    --------   --------   ------    --------   ------   ------
Non-interest earning assets:
  Cash and due from banks ............    7,364                         6,183                           5,699
  Other assets .......................    5,948                         4,168                           3,469
  Less:  allowance for loan losses ...     (811)                         (725)                           (640)
                                       --------                      --------                        --------
  Total non-interest earning assets ..   12,501                         9,626                           8,528
                                       --------                      --------                        --------
Total assets ......................... $132,439                      $118,798                        $103,639
                                       ========                      ========                        ========

Liabilities and stockholders' equity
Interest bearing liabilities:
  Deposits:
    Interest bearing demand .......... $ 43,293    1,270     2.93%   $ 39,806   $  1,134     2.85%   $ 34,485   $1,038     3.01%
    Savings ..........................   18,311      439     2.40%     16,459        405     2.46%     15,025      395     2.63%
    Other time .......................   23,660    1,227     5.19%     21,990      1,142     5.19%     20,049    1,001     4.99%
                                       --------   ------   ------    --------   --------   ------    --------   ------   ------
Total interest bearing deposits ......   85,264    2,936     3.44%     78,255      2,681     3.43%     69,559    2,434     3.50%
  Short term borrowings ..............    1,168       60     5.14%      3,244        150     4.62%      2,436      115     4.72%
                                       --------   ------   ------    --------   --------   ------    --------   ------   ------
Total interest bearing liabilities ...   86,432    2,996     3.47%     81,499      2,831     3.47%     71,995    2,549     3.54%
                                       --------   ------   ------    --------   --------   ------    --------   ------   ------
Non-interest bearing liabilities:
  Demand deposits ....................   34,084                        26,221                          21,850
  Other liabilities ..................      743                           729                             466
                                       --------                      --------                        --------
Total non-interest bearing
  liabilities ........................   34,827                        26,950                          22,316
                                       --------                      --------                        --------
Total liabilities ....................  121,259                       108,449                          94,311
Stockholders' equity .................   11,180                        10,349                           9,328
                                       --------                      --------                        --------
Total liab. & stockholders' equity ... $132,439                      $118,798                        $103,639
                                       ========                      ========                        ========
Interest spread ......................                       4.46%                           4.51%                         4.42%
Net interest income/net interest
  margin ............................. $  6,521              5.44%   $  5,880                5.39%   $  5,021                5.27%
                                       ========                      ========                        ========

(1)  Yields are based on historical costs.

(2)  Adjusted $204,000, $117,000 and $115,000 for 1997, 1996 and
     1995, respectively, to tax-equivalent basis at a 34% tax rate.

(3) Includes $1.3 million average balance and $63,000 interest income for loans held for sale for 1997 and $591,000 average balance and $18,000 interest income for loans held for sale for 1996. Amounts for 1995 include $37,000 average balance for loans held for sale and $7,000 of related interest income.

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

                    Volume And Rate Analysis

                                 1997 Compared to 1996      1996 Compared to 1995
                                     Changes Due to:            Changes Due to:
                                     ---------------            ---------------
                                 Volume   Rate     Net      Volume    Rate      Net
                                 ------   ----    -----     ------    ----     -----
                                                   (Dollars in thousands)
Interest income:
  Federal funds sold ........... $ (136)  $  11   $(125)    $   50    $(44)    $    6
Securities:
  U.S. treasury securities .....   (216)     15    (201)      (377)     56       (321)
  Obligations of U.S. agencies .     99      38     137        548     136        684
  Tax exempt municipal obliga-
    tions (1) ..................    229      27     256         14      (6)         8
    Other ......................      0       0       0          0       1          1
                                 ------   -----   -----     ------    ----     ------
    Total Securities ...........    112      80     192        185     187        372
                                 ------   -----   -----     ------    ----     ------
Loans ..........................  1,075    (336)    739        950    (187)       763
                                 ------   -----   -----     ------    ----     ------
Total interest income .......... $1,051   $(245)  $ 806     $1,185    $(44)    $1,141
                                 ------   -----   -----     ------    ----     ------
Interest expense:
  Deposits:
    Interest bearing demand .... $   99   $  37   $ 136     $  160    $(64)    $   96
    Savings ....................     46     (12)     34         38     (28)        10
Other time .....................     87      (2)     85         97      44        141
                                 ------   -----   -----     ------    ----     ------
    Total deposits .............    232      23     255        295     (48)       247

Short term borrowings ..........   (96)       6     (90)        38      (3)        35
                                 ------   -----   -----     ------    ----     ------
    Total interest expense ..... $  135   $  29   $ 165     $  333    $(51)    $  282
                                 ------   -----   -----     ------    ----     ------
Increase (decrease) in net
    interest income ............ $  915   $(274)  $ 641     $  852    $  7     $  859
                                 ======   =====   =====     ======    ====     ======

_______________

(1)  Adjusted to tax-equivalent basis at a 34% tax rate.

     Non-Interest Income. Non-interest income was $1.3 million for the year ended December 31, 1997, an increase of 45.3% from 1996. Non-interest income was $895,000 for the year ended December 31, 1996, an increase of 37.3% from 1995. The primary cause of these increases was gross revenues from the Corporation's residential mortgage department achieved as a result of the Corporation's commitment to expand this business line. The Corporation began its residential mortgage origination activity in 1991. The Corporation uses various third party sources to fund its residential mortgage activities, and starting in 1996, booked primarily adjustable rate residential mortgage loans processed by the residential mortgage department into its own portfolio.

     The remainder of the change in non-interest income relates primarily to service and activity fees associated with depositor accounts. In February 1996, the Corporation announced that monthly charges for demand deposit accounts would be discontinued. The discontinuance of monthly charges was expected to reduce non-interest income. However, the "free checking accounts" enabled the Bank to have greater access to new and existing customers. The average balance of non-interest bearing deposits increased $7.9 million or 30% from $26.2 million for 1996 to $34.1 million for 1997. The average balance of non-interest bearing deposits also increased $4.4 million or 20% from $21.8 million for 1995 to $26.2 million for 1996. The increase in non-interest bearing deposits helped lower the average costs of funds 6 basis points from 2.57% in 1996 to 2.51% in 1997. The average cost of funds was also lower by 9 basis points from 2.66% in 1995 to 2.57% in 1996. Non-interest bearing deposits totalled $45.7 million at December 31, 1997 as compared to $31.6 million at December 31, 1996, an increase of $14.1 million or 44.6%. Non-interest bearing deposits totalled $31.6 million at December 31, 1996 as compared to $25.6 million at December 31, 1995, an increase of $6.0 million or 23.4%. These increases in non-interest bearing deposits also improved opportunities for deposit service charges, which have increased.

     Non-Interest Expenses. For the year ended December 31, 1997, non-interest expense increased 31.3% to $6.3 million compared to $4.8 million at December 31, 1996. For the year ended December 31, 1996, non-interest expense increased 14.3% to $4.8 million, compared to $4.2 million for 1995. Expense related to salary and occupancy and other costs associated with purchasing three branches in 1996, opening three new branches in 1997 and one new branch in 1996 and continued expansion of the Residential Mortgage Department in 1997 and 1996 were the largest portions of this increase. Salary and benefits expenses increased 32.9%, 19.7% and 31.7% in 1997, 1996, and 1995, respectively, over previous respective years due primarily to added staff levels (which increased to 106 full time equivalent employees at December 31, 1997 from 57 at January 1, 1995) as well as to merit increases in salaries and increased health care costs. The 1997 increase reflects the opening of three branches in 1997. The 1996 increase includes the effect of opening a branch in September 1996. The 1995 increase includes the effect of the first full year of salary expense for two new branches and expansion of the Residential Mortgage Department.

     Occupancy and equipment costs increased 34.3%, 20.0% and 27.3% in 1997, 1996 and 1995, respectively, over previous respective years. The remaining other operating expenses, which increased 21.2%, 8.3% and 5.7% in 1997, 1996 and 1995, respectively, over the respective previous years, included such expenses as legal fees, postage, professional fees, advertising, and other general operating expenses much of which is associated with the new branches and residential mortgage department expansion.

     In 1996, the Bank purchased the physical property and equipment at three banking locations which had been closed when rival banks merged. The cost of acquiring these locations was approximately $1.0 million, most of which will be depreciated over the expected useful life of the assets acquired. The Bank received regulatory approval for the establishment of a full service branch office at each of the three locations and opened them in 1997. In addition, the Bank entered into an agreement to lease space in Cherry Hill that was also formerly a bank branch recently closed as a result of other bank mergers. The Bank received regulatory approval and opened a full service branch at this location in September 1996. The cost of the lease averages $66,000 annually over five years. Costs to improve and equip the site were approximately $200,000, which will be expensed over the lease period. The Bank has the option to extend the lease for four additional five year periods. The lease amount at the renewal date is 10% higher than the prior period lease amount. Management does not expect the expense to acquire and equip each new branch location to be fully offset by income from the branch until after approximately eighteen to twenty-four months of operations.

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

     For the year ended December 31, 1997, the Corporation's provision for income taxes was $127,000, a decrease of 72.6% from 1996. For the year ended December 31, 1996, the Corporation's provision for income taxes was $464,000, an increase of 26.3% from the 1995. These fluctuations were caused by changes in the level of pre-tax earnings and the increased proportional amount of non-taxable income from local municipal bonds in 1997. The effective tax rates for 1997, 1996 and 1995 were 17%, 32% and 32%, respectively.

Financial Condition

Loan Portfolio.

     General. The Corporation is an active lender with a loan portfolio that includes commercial and residential mortgages, commercial loans, consumer installment loans, home equity loans, and credit card loans. The Corporation's commercial loan portfolio is largely made up of loans secured by owner occupied commercial real estate with an average loan to value ratio under 75%. There is no significant concentration in the portfolio within any business or industrial segment. The Corporation's consumer portfolio consists of residential mortgage, home equity, automobile, credit card and personal loans. Approximately 76% of the consumer portfolio consists of home equity loans. The average loan to value ratio of these loans is under 75%. The Corporation's lending activity extends to individuals and small and medium sized businesses within its primary service area, which is predominantly Camden, Gloucester and Burlington counties, New Jersey. Consistent with its focus on providing community-based financial services, the Corporation does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside its primary service area. The Corporation's primary service area is a diverse economic and employment market with no significant dependence on any one industry or large employer.

     Net loans consist of total loans minus the allowance for loan losses. Loan origination fees are primarily offset by certain direct origination costs. Net deferred loan fees, if any, are amortized over the life of the related loans as an adjustment of the yield on the loans. Net loans were $85.8 million at December 31, 1997, compared to net loans of $71.6 million at December 31, 1996.

     The following table summarizes the Corporation's loan portfolio for the dates indicated:

                                           December 31,
                                      (Dollars in Thousands)
                                     1997      1996      1995

Commercial ....................... $51,221   $46,288   $44,719
Construction .....................     869     1,204       457
Mortgage .........................  11,353     4,071        98
Consumer .........................  23,331    20,824    17,864
  Total ..........................  86,774    72,387    63,138
Less:  allowance for loan losses .    (974)     (738)     (596)
  Net loans ...................... $85,800   $71,649   $62,542

     Net loans at December 31, 1997 of $85.8 million increased 19.8% or $14.2 million from $71.6 million on December 31, 1996. Commercial loans at year end 1997 increased $4.9 million from year end 1996, while consumer loans at year end 1997 increased $2.5 million from 1996. Residential mortgages, consisting primarily of adjustable rate mortgages, increased $7.3 million from 1996. Commercial loans at year end 1996 increased $1.6 million from year end 1995, while consumer loans increased $3.0 million from 1995. At December 31, 1997, $27.1 million or approximately 52.9% of the commercial loan portfolio was secured by commercial real estate and $13.0 million or approximately 25.4% was secured by residential one- to four-family real estate.

     Commencing in the fourth quarter of 1995 and continuing through 1997, the Corporation experienced a significant increase in loan demand. The Corporation's ratio of average loans outstanding to average total deposits increased to 66.5% for 1997 from 64.7% for 1996 and from 63.0% for 1995. The increase in the loan to deposit ratio, while affected by loan demand, is also impacted by the continuing growth in deposit accounts (See "Deposits"). The Corporation has not responded to the increased loan demand by lowering credit standards.

     A summary of selected loan maturities at December 31, 1997, is as follows:

                      Maturity Distribution

                  Within      One-Five     After Five
                 One Year      Years          Years      Total
                 ________     ________       _______     _______
                          (Dollars in thousands)
Commercial........$17,638      $30,573       $ 3,010     $51,221
Construction..........869            0             0         869
Mortgage..............602        9,896           855      11,353
Consumer..........  7,573        8,624         7,134      23,331
Total.............$26,682      $49,093       $10,999     $86,774

     The $30.6 million in commercial loans maturing in one to five years and the $7.1 million in consumer loans maturing in more than five years, included $1.6 million and $5.7 million, respectively, in loans with floating or adjustable rates. Mortgage loans maturing in more than five years are adjustable rate mortgages. The commercial loans maturing in more than five years and the mortgage and consumer loans maturing in one to five years are fixed rate loans.

     Loans held for sale are residential mortgage loans which have been committed for by various investors such as mortgage companies. Funds for these sales have not yet been received from the investors which have, in some cases, two weeks or more to deliver. Funds are usually received by the Bank within one week of the loan closing. The Bank began closing residential mortgage loans with its own funds in October 1995. The Bank receives interest income from the investor from the date the loan closes to the date funds are received from the investor. At
December 31, 1997, loans held for sale were $1.7 million as compared to $1.3 million at December 31, 1996 and $262,000 at December 31, 1995. Interest earned from loans held for sale totalled $63,000 for 1997, $18,000 for 1996 and $7,000 for 1995
and is included in interest and fees on loans.

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

     Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual. When loans are placed on non-accrual, accrued income from the current period is reversed from current earnings. Consumer loans are charged off when principal or interest is 120 or more days delinquent or are placed on non-accrual if the collateral is insufficient to recover the principal. As of December 31, 1997, the Corporation's troubled debt restructurings were not material. As of December 31, 1996 and 1995, for purposes of accounting and reporting in accordance with SFAS 15, the Corporation had no troubled debt restructuring. As of December 31, 1997 and 1996, for purposes of accounting and reporting in accordance with SFAS 114, the Corporation's "impaired" loans were not material.

     The following is a summary of the Corporation's non-performing assets as of the end of each period:

                                                                                December 31,
                                                                              ----------------
                                                                 1997              1996            1995
                                                               -------            ------          ------
                                                                      (Dollars in thousands)
Past due 90 days or more and still accruing                       $147             $ 14             $ 10
Non-accrual loans                                                  657              528              320
Total non-performing loans                                         804              542              330
Other real estate owned (OREO)                                     108                0              638
Total non-performing assets                                       $912             $542             $968

Non-performing loans as a percent of loans                        0.93%            0.75%            0.52%
Non-performing assets as a percent of loans and OREO              1.05%            0.75%            1.52%
Non-performing assets as a percent of assets                      0.60%            0.43%            0.86%
Reserve for loan losses as a percent of non-performing loans    121.14%          136.25%          180.61%


     Total non-performing loans at December 31, 1997 were $804,000 (0.93% of total loans), up $262,000 or 48.3% from year end 1996. Total non-performing loans at December 31, 1996 were $542,000 (or 0.75% of total loans), up $212,000 or 64.2% from year end 1995. The increases in non-performing loans from 1996 to 1997 and from 1995 to 1996 are not due to any one loan but several unrelated loans. All non-performing loans are, in the opinion of management, either adequately collateralized and in process of collection, or adequately reserved in the Corporation's allowance for possible loan losses. The other real estate owned at December 31, 1997 consists of two residential properties taken in foreclosure. One property was sold in January 1998 for which the Corporation recognized a net loss of $14,000 from the sale. Management anticipates the remaining property will be sold during 1998. The other real estate owned at December 31, 1995 of $638,000 includes one commercial property taken in foreclosure carried at $440,000 and two residential properties taken in foreclosure. All OREO properties from 1995 were sold in 1996. The Corporation realized a net loss of $5,510 from the sale of OREO in 1996.

     Allowance For Loan Losses. The Corporation determines the provision for loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect the ability of borrowers to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. Larger exposures are analyzed individually. While management believes the allowance for loan losses is currently adequate, future additions to the allowance may be necessary based on changes in general economic conditions and/or the condition of specific borrowers. The adequacy of the allowance is reviewed quarterly by the audit committee of the Board of Directors and senior management of the Corporation. The full Board of Directors reviews quarterly the relevant ratios with respect to the allowance after the audit committee makes its recommendations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The Corporation has no credit exposure to foreign countries or foreign borrowers or highly leveraged transactions.

     The following table sets forth for each of the past three years the period-end balances and changes in the allowance for possible loan losses and certain ratios:

                                            December 31,
                                    ----------------------------
                                     1997       1996       1995
                                    -----       -----      -----
                                         (Dollars in thousands)
Balance, beginning of year        $   738     $   596    $   604
    Loans charged-off:
      Commercial                     (303)       (166)      (134)
      Construction                     (0)         (0)        (0)
      Mortgage                         (0)         (0)        (0)
      Consumer                        (97)        (83)      (113)
        Total charge-offs            (400)       (249)      (247)
    Recoveries:
      Commercial                       37           8          5
      Construction                      0           0          0
      Mortgage                          0           0          0
      Consumer                          9          43         24
        Total recoveries               46          51         29

Net charge-offs                       354         198        218
Provision charged to operations       590         340        210
Balance, end of year              $   974     $   738    $   596

Average gross loans (for year)    $79,394     $67,628    $57,534
Total gross loans at year end     $86,774     $72,387    $63,138
Ratio of net charge offs
 to average loans                   0.45%       0.29%      0.38%
Allowance as a percentage
 of total gross loans               1.12%       1.02%       .94%

     Loans charged off represents the Corporation's recognition of losses previously provided for in the overall allowance for loan losses through the provisions charged to operations in the respective periods. The increase in the provision in 1997 and 1996 was primarily because of the increased loan portfolio and the higher level of charge-offs experienced. Management has, through its analysis of the adequacy of the allowance for loan losses completed as of December 31, 1997, determined the allowance to be adequate. Future additions to the allowance for loan losses through provisions charged to operations will be determined as a result of management's continuing analysis of the adequacy of the allowance for loan losses.

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

                 Allocation Of Allowance For Possible Loan Losses
                                   December 31,
                    _________________________________________
                      1997             1996            1995
                              (Dollars in thousands)
                 Amount    %*     Amount   %*     Amount    %*
Commercial         $621    59%     $440    64%      $379   71%
Construction          9     1%        3     2%         -    1%
Mortgage             46    13%       16     6%         -    0%
Consumer            172    27%      185    28%       179   28%
Unallocated         126    N/A       94    N/A        38   N/A
                   ____   ____     ____   ____      ____  ____
  Total            $974   100%     $738   100%      $596  100%

* Percentages indicate percent of loans in each category to total loans.

Securities.

     The Corporation's securities portfolio serves several purposes. Portions are held as investments. The remaining portions are used to assist the Corporation in liquidity and asset/liability management. Total securities at December 31, 1997 were $37.9 million, an increase of $5.2 million from year end 1996. The increase was primarily in bonds issued by local municipalities. Total securities at December 31, 1996 were $32.7 million, down $6.3 million from year end 1995. The decrease was primarily in U.S. Treasury securities. Total securities are 25.2% of total assets at December 31, 1997 and were 25.9% of total assets at December 31, 1996.

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

     Securities available for sale are reflected at fair value with unrealized gains and losses, net of tax, being included in the Corporation's equity account. The fair value of the securities available for sale, as of December 31, 1997 was $15.9 million, which resulted in an unrealized loss on such securities and a corresponding decrease in stockholders' equity of $78 as of December 31, 1997. The unrealized loss on securities available for sale for the year ended December 31, 1996 resulted in a decrease in stockholders' equity of $8,601. The change in the unrealized loss during 1997 was primarily a result of changes in market interest rates and certain maturities and additions of securities in the available for sale portfolio.

     The following tables summarize the carrying amount of the Corporation's Investment Securities and of Securities Available for Sale at the dates indicated.

                      Securities Portfolio
                                             December 31,
                                         (Dollars in Thousands)

Securities Available for Sale           1997      1996      1995
U.S. Treasury                         $ 2,009   $ 1,505   $ 7,532
U.S. Government agencies & corp        13,941    13,086    15,843
 Total securities available for sale  $15,950   $14,591   $23,375

Investment Securities
U.S. Treasury                          $4,981   $ 6,476    $7,444
U.S. Government agencies & corp         5,997     6,008     2,989
Other securities                       10,981     5,653     5,252
 Total investment securities          $21,959   $18,137   $15,685

     The carrying amount and weighted average yield of the Corporation's Investment Securities and Securities Available for Sale at December 31, 1997, by contractual maturity, are reflected in the following tables. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 Fair Value and Average Yield of Securities Available for Sale(1)

                                           Amount   Average Yield
                                          (Dollars in thousands)
Due in one year or less                       $268         5.40%
Due after one year up to five years         14,681         6.35%
Due after five years up to 10 years          1,001         7.00%
Due after 10 years                               0           N/A
  Total securities                         $15,950         5.99%


  Carrying Amount and Average Yield of Investment Securities(1)

                                                       Average
                                           Amount       Yield
                                          (Dollars in thousands)
Due in one year or less                     $9,212       5.97%
Due after one year up to five years         10,912       6.57%
Due after five years up to 10 years          1,550       7.54%
Due after 10 years                             285       8.32%
  Total securities                         $21,959       6.38%

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

                                                           Year Ended December 31,
                                                           (Dollars in Thousands)
                                           --------------------------------------------------------
                                                     1997                          1996
                                           -------------------------     --------------------------
                                            Average         Average       Average         Average
                                            Balance         Rate          Balance         Rate
                                            -------         -------       --------        -------
Non-interest bearing demand deposits        $ 34,084         0.00%        $ 26,221         0.00%
Interest bearing demand deposits              43,293         2.93%          39,806         2.85%
Savings deposits                              18,311         2.40%          16,459         2.46%
Time deposits                                 23,660         5.19%          21,990         5.19%
  Total/Weighted Average Rate               $119,348         2.51%        $104,476         2.57%


     The following table is a summary of time deposits of $100,000 or more (all of which are certificates of deposit) by remaining maturities as of December 31, 1997:

         Maturities of Time Deposits of $100,000 and Over

                                          Amount         Percent
                                  (Dollars in thousands)
Three months or less                      $3,068            38%
Three to six months                        1,165            14%
Six to twelve months                       3,087            38%
Over twelve months                           858            10%
   Total                                  $8,178           100%

     Total deposits at December 31, 1997 were $136.8 million, compared to $111.4 million at December 31, 1996, an increase of approximately $25.4 million or 22.8%. Total deposits averaged $119.3 million for 1997, compared to the average total deposits for the year ended December 31, 1996 of $104.5 million, an increase of $14.8 million or 14.2%. Interest bearing demand, non-interest demand and savings balances have increased 26.7% from $88.2 million at December 31, 1996 to $111.8 million on December 31, 1997. Certificates of deposit totaled $25.0 million at December 31, 1997, an increase of $1.7 million or 7.3% from $23.3 million at December 31, 1996. The 16.0% growth in average core deposits from $82.5 million for 1996 to $95.7 million for 1997 enabled the Corporation to maintain a low average cost of funds and helped maintain the Corporation's interest margin.

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

     Short-Term Borrowings.

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

                                                         Years Ended December 31,
                                                        --------------------------
                                                       1997         1996          1995
                                                      ------       -------       ------
                                                            (Dollars in thousands)
Average daily amount of short term borrowings
   outstanding during the period                      $1,168        $3,244        $2,436
Weighted average interest rate on average
daily short-term borrowings                            5.14%         4.62%         4.72%
Maximum outstanding short-term borrowings
outstanding at any month-end                          $2,827        $5,357        $2,778
Short-term borrowings outstanding at period end        1,596        $3,281        $2,778
Weighted average interest rate on short-term
borrowings at period end                               5.27%         4.25%         4.56%


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

     The following table illustrates the interest sensitivity gap position of the Corporation at December 31, 1997. It summarizes the contractual repayment terms or nearest repricing dates of the Corporation's interest earning assets and interest-bearing liabilities. This table presents a position that existed at one particular day (December 31, 1997) and therefore is not necessarily indicative of the Corporation's position at any other time.

                  Interest Sensitivity Analysis

                                                  Maturing Or Repricing In:
                                       ------------------------------------------------
                                        Within        4-12            1-5        Over
                                       3 Months      Months          Years      5 Years       Total
                                       --------     --------        --------    -------      -------
                                                             (Dollars in thousands)
Interest earning assets
  Federal funds sold                    $ 7,300     $       0       $      0    $     0       $  7,300
  Securities available for sale             269             0         14,680      1,001         15,950
    Investment securities                 2,612         6,600         10,912      1,835         21,959
  Loans                                  23,912         7,974         47,573      9,096         88,519
Total interest earning assets          $ 34,093      $ 14,574        $73,129    $11,932       $133,728
Interest bearing liabilities
  Deposits:
    Interest bearing demand            $ 46,458      $      0        $     0    $     0       $ 46,458
    Savings                              19,568             0              0          0         19,568
    Time deposits $100,000 & over         3,068         4,252            858          0          8,178
    Other time deposits                   3,531         7,071          6,224          0         16,826
    Other borrowed money                  1,141           355            100          0          1,596
Total interest bearing liabilities     $ 73,766      $ 11,678        $ 7,182    $     0       $ 92,626

  Period gap                           $(39,673)     $ (2,896)       $65,947    $11,932       $ 41,102
  Cumulative gap                       $(39,673)     $(36,777)       $29,170    $41,102
  Ratio of cumulative gap to total
    earning assets                      (29.67)%      (27.50)%        21.81%     30.74%


     While securities available for sale are presented in the foregoing table according to their stated maturities, such investments can, if necessary, be sold at any time in reaction to interest rate changes or funding demands.

     The Corporation had $39.7 million more in liabilities than assets that reprice in 90 days and was, therefore, in a liability-sensitive (negative gap) position for this interval at December 31, 1997. Generally, a negative gap position with respect to a given time period indicates that more liabilities may reprice within that time period than assets, with the result that rising rates may have a negative impact on interest rate spread and therefore on earnings. Conversely, a positive gap position indicates that more assets may reprice in that time period than liabilities, so that declining rates may have a negative impact on interest rate spreads and earnings. The Corporation manages its interest rate sensitivity gap to control the exposure of its net interest margin such that a 200 basis point increase or decrease in market rates will impact net interest income by no more than approximately 10% in any one year period. At December 31, 1997, the Corporation estimates that if interest rates rose by 200 basis points, net interest income for 1998 would decrease by $736,000 or 11.7%.

     As noted previously, securities available for sale, while presented in the table at their stated maturities, can be sold any time and are an active interest sensitivity gap management tool. For example, if the securities available for sale were accelerated into the 4-12 months maturity/repricing column in the above chart, the cumulative negative gap position would decrease from (27.50%) to (15.78%). Further, the magnitude and timing of changes to deposit rate changes can be managed to further minimize the exposure of net interest margin. For example, savings deposits and certain interest bearing demand deposits, while recorded at their first possible repricing opportunity, would not likely react as quickly to a market rate change as their first recorded repricing opportunity would indicate.

     Impact of Year 2000.

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a continuing assessment, the Corporation has preliminarily determined that it, or third party vendors with which the Corporation contracts, will be required to modify or replace portions of software and hardware so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Corporation presently believes that with modifications or replacements to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Corporation.

     The Corporation is initiating an ongoing program of formal communications with all of its significant suppliers and large customers to determine the extent to which the Corporation's interface systems and its outstanding loans to such customers are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely or to which the Bank has extended credit will be timely converted and would not have an adverse effect on the Corporation's systems or operations.

     The Corporation will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. The Corporation anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. Although the Corporation's assessment is not yet complete, the Corporation believes that the expenses associated with the Year 2000 project for 1998 may be material.

     The timetable in which the Corporation believes it will complete the Year 2000 modifications is based on management's best estimate, which was derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Although the Corporation believes that the program outlined above should be adequate to address the Year 2000 Issue, there can be no assurance to that effect.

     Liquidity.

     Liquidity represents an institution's ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funding through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, securities classified as available for sale, and loans maturing within one year. As a result of the Corporation's management of liquid assets and the ability to generate liquidity through liability funds, management believes that the Corporation maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

     At December 31, 1997 cash, securities classified as securities available for sale, and federal funds sold were 22.6% of total assets, compared to 24.4% of total assets at December 31, 1996. Asset liquidity is also provided by managing loan maturities. At December 31, 1997, approximately
$31.9 million or 36.0% of loans would mature or reprice within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

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

     The Corporation's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Leverage Ratios.
Tier 1 Capital consists of common and qualifying preferred stockholders equity less goodwill. Total Capital consists of Tier 1 Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets which consist of both on and off balance sheet risks (such as letters of credit, lines of credit and credit card lines). The Corporation's Tier 1 Risk-Based Capital Ratio was 12.09% at December 31, 1997 compared to 13.86% at December 31, 1996 and 15.80% at December 31, 1995. The Corporation's Total Risk-Based Capital Ratio was 13.11% at December 31, 1997 compared to 14.80% at December 31, 1996 and to 16.75% at December 31, 1995. These ratios are in excess of the mandated minimum requirements of 4.00% and 8.00% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At
December 31, 1997, the Corporation's Leverage Ratio was 7.91% which exceeded the required minimum leverage ratio of 4.00%. Management anticipates these ratios to decline as capital is leveraged in support of deposit and asset growth. The Corporation manages capital ratios to exceed regulatory minimums.

     The following table shows the Corporation's regulatory capital ratios and shareholders equity to total assets as of the periods ended:

                                               December 31,
                              Regulatory      --------------
                                Minimum    1997    1996    1995

Capital Ratios:
Tier 1 Risk-Based Capital Ratio   4.00%  12.09%   13.86%  15.80%
Total Risk-Based Capital Ratio    8.00%  13.11%   14.80%  16.75%
Tier 1 Leverage Ratio             4.00%   7.91%    8.70%   8.74%
Shareholders Equity
  to Total Assets                 None    7.69%    8.65%   8.83%


ITEM 7A.  MANAGEMENT'S DISCUSSION OF MARKET RISK.

     Incorporated herein by reference to Part II, Item 7
"Management's Discussion and Analysis of Financial Condition and
Results of Operations -- Financial Condition -- Interest Rate
Sensitivity."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED INCOME STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

KPMG Peat Marwick LLP
1600 Market Street
Philadelphia PA   19103-7212

Independent Auditors' Report

The Board of Directors
Community Financial Holding Corporation

We have audited the accompanying consolidated balance sheets of Community Financial Holding Corporation and subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Financial Holding Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick, LLP

February 12, 1998

     COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS

        ASSETS                          December 31   December 31
                                          1997           1996

Cash and Due from Banks               $ 10,852,186  $  8,282,683
Federal Funds Sold                       7,300,000     8,050,000

Securities Available for Sale
 (Amortized cost of $15,950,353 at
  December 31, 1997 and $14,603,603
  at December 31, 1996)                 15,950,261    14,590,571

Investment Securities (Market Value of
 $22,120,512 at December 31, 1997 and
 $18,213,864 at December 31, 1996)      21,959,122    18,137,427
Loans Held For Sale                      1,745,821     1,304,840
Loans                                   86,773,603    72,387,490
 Less: Allowance for Loan Losses          (973,991)     (738,353)
 Net Loans                              85,799,612    71,649,137
Bank Premises and Equipment, Net         4,885,853     3,120,643
Accrued Interest Receivable              1,172,092       902,084
Deferred Tax Assets                        118,524        88,320
Other Assets                               887,944       401,614

   Total Assets                       $150,671,415  $126,527,319

        LIABILITIES

Demand Deposits                       $ 92,184,858  $ 70,910,844
Savings Deposits                        19,567,902    17,266,946
Time Deposits                           25,004,042    23,270,538
   Total Deposits                      136,756,802   111,448,328
Accrued Interest Payable                   583,858       584,769
Short-Term Borrowings                    1,596,498     3,280,586
Other Liabilities                          149,645       267,881

   Total Liabilities                   139,086,803   115,581,564

        SHAREHOLDERS' EQUITY

Common Stock $5 Par Value
  Authorized 1,600,000 Shares
  Issued and Outstanding
    1,027,713 Shares 1997
    and 978,774 Shares 1996              5,189,565     4,944,870
Additional Paid In Capital               5,514,547     4,899,873
Retained Earnings                          999,422     1,228,457
Less Treasury Stock, at Cost,
 10,200 Shares                            (118,844)     (118,844)
Unrealized Loss on Securities
 Available for Sale                            (78)       (8,601)
   Total Shareholders' Equity           11,584,612    10,945,755
   Total Liabilities &
    Shareholders' Equity              $150,671,415  $126,527,319

The accompanying notes are an integral part of these statements.

     COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME
                For The Years Ended December 31,

                                           1997          1996          1995
Interest Income:
Interest and Fees on Loans              $6,919,669    $6,181,220    $5,417,724
Interest on Federal Funds Sold             243,748       369,308       362,436
Interest and Dividends on Investments:
   Taxable                               1,751,667     1,815,912     1,452,719
   Non-Taxable                             396,947       227,578       222,342
   Total Interest Income                 9,312,031     8,594,018     7,455,221

   Interest Expense:
Interest on Demand Deposits              1,270,021     1,133,942     1,037,969
Interest on Savings Deposits               439,018       405,210       394,692
Interest on Time Deposits                1,227,503     1,141,914     1,001,434
Interest on Short Term Borrowings           59,770       149,647       114,793
   Total Interest Expense                2,996,312     2,830,713     2,548,888

Net Interest Income                      6,315,719     5,763,305     4,906,333
Provision for Loan Losses                  590,000       340,000       210,000
Net Interest Income After Provision
 for Loan Losses                         5,725,719     5,423,305     4,696,333

   Other Income:
Service Charges on Deposit Accounts        620,613       514,715       486,616
Net Gain on Sale of Securities                   0        11,269             0
Mortgage Banking Activities                570,044       275,873        94,249
Other Income, Service Charges and Fees     109,509        93,483        71,192
   Total Other Income                    1,300,166       895,340       652,057

   Other Expenses:
Salaries, Wages and Employee Benefits    3,231,676     2,431,794     2,030,767
Occupancy and Equipment Expenses         1,100,216       819,426       683,075
Data Processing Expense                    439,137       362,826       325,184
Advertising Expense                        168,457       195,003       173,024
Stationary and Supplies                    169,787       130,877       111,055
Other Operating Expenses                 1,159,515       909,242       865,727
   Total Other Expenses                  6,268,788     4,849,168     4,188,832

Income Before Income Taxes                 757,097     1,469,477     1,159,558
Income Tax Expense                         126,763       463,764       367,100
Net Income                              $  630,334    $1,005,713    $  792,458

Net income per share information:
  Basic Earnings Per Share                  $0.61         $0.98         $0.77
  Fully Diluted Earnings Per Share           0.57          0.93          0.76


The accompanying notes are an integral part of these statements.

     COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      For The Years Ended December 31, 1997, 1996, and 1995

                                                                                                       UNREALIZED
                                                                                                     GAIN (LOSS) ON
                                                                                                       SECURITIES        TOTAL
                                                       ADDITIONAL                                     AVAILABLE FOR      SHARE
                                          COMMON         PAID IN       RETAINED       TREASURY         SALE, NET        HOLDERS'
                                          STOCK          CAPITAL       EARNINGS        STOCK             OF TAX          EQUITY
Balance at December 31, 1994            $4,474,185     $3,962,248      $  808,696    $ (118,844)      $ (219,131)     $ 8,907,154
  Net Income for 1995                                                     792,458                                         792,458
  5% Stock Dividend                        221,160        364,914        (586,074)                                              0
  Change in Unrealized Gain (Loss)

  Available for Sale, Net of Tax                                                                         261,664          261,664

Balance at December 31, 1995             4,695,345      4,327,162       1,015,080      (118,844)          42,533        9,961,276
  Issuance of Common Stock Under
  Director & Officer Stock Option Plan      16,485         13,415                                                          29,900
  Net Income for 1996                                                   1,005,713                                       1,005,713
  5% Stock Dividend                        233,040        559,296        (792,336)                                              0
Change In Unrealized Gain (Loss)
  on Securities Available
  For Sale, Net of Tax                                                                                  (51,134)          (51,134)

Balance at December 31, 1996            $4,944,870     $4,899,873      $1,228,457     $(118,844)      $   (8,601)     $10,945,755

Net Income for 1997                                                       630,334                                         630,334
  5% Stock Dividend                        244,695        614,674        (859,369)                                              0
  Change In Unrealized Loss
  Securities Available For Sale, Net
    of Tax                                                                                                 8,523            8,523


Balance at December 31, 1997            $5,189,565     $5,514,547      $  999,422     $(118,844)      $      (78)     $11,584,612
                                        ==========     ==========      ==========     ==========        =========     ===========

The accompanying notes are an integral part of these statements.

             COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For The Years Ended December 31,

                                                                   1997             1996              1995
Cash Flow From Operating Activities:
Net Income                                                     $  630,334       $1,005,713          $792,458
Adjustments To Reconcile Net Income to Net Cash Provided
  By Operating Activities:
     Depreciation and Amortization                                375,822          248,324           222,237
     Provision For Loan Losses                                    590,000          340,000           210,000
     Accretion (Amortization) of Discount
      (Premium) on Securities, Net                                 (9,412)         (36,822)            9,677
     Gain on Sale of Securities Available For Sale                      0          (11,269)                0
     Loss On Sale of Other Real Estate                                  0            5,510            26,871
     Deferred Tax Assets                                          (34,621)         (43,235)          118,642
     Cash Disbursed for Mortgage Banking Activities           (21,387,856)     (10,038,056)         (776,218)
     Cash Received from Mortgage Banking Activities            20,946,874        8,995,034           514,400
     Decrease (Increase) In Accrued Interest Receivable          (270,008)          76,371          (218,527)
     Decrease (Increase) In Other Assets                         (486,330)         591,523          (785,177)
     Increase (Decrease) In Accrued Interest Payable                 (911)         112,964           242,585
     Increase (Decrease) In Other Liabilities                    (118,236)         138,015           102,280
     Total Adjustments                                           (394,678)         378,359          (333,230)
Net Cash Provided By Operating Activities                         235,656        1,384,072           459,228
Cash Flow From Investing Activities:
     Proceeds From Maturity and Sale Of Securities
      Available For Sale                                        6,535,000       17,520,594        11,500,000
     Proceeds From Maturities and Prepayments
       Of Investment Securities                                 4,663,908        8,369,473         5,609,166
     Purchases Of Securities Available For Sale                (7,882,817)      (8,748,668)      (16,926,273)
     Purchases Of Investment Securities                        (8,475,124)     (10,811,979)       (7,045,255)
     Loans Made To Customers, Net                             (14,740,474)     ( 9,446,845)       (9,651,661)
     Premises And Equipment Expenditures                       (2,141,032)      (1,434,365)         (270,058)
Net Cash Used By Investing Activities                         (22,040,539)      (4,551,790)      (16,784,081)
Cash Flows From Financing Activities:
     Net Increase in Deposits                                  25,308,474       11,943,839        15,557,974
     Net Increase (Decrease) In Short
       Term Borrowings                                         (1,684,088)         502,909           263,006
       Proceeds from Issuance of Common Stock Under
     Director and Officer Stock Option Plan                             0           29,900                 0
Net Cash Provided By Financing Activities                      23,624,386       12,476,648        15,820,980
Net Increase (Decrease) In Cash
  And Cash Equivalents                                          1,819,503        9,308,930          (503,873)
Cash And Cash Equivalents As of Beginning Of Year              16,332,683        7,023,753         7,527,626
Cash And Cash Equivalents As of End Of Year                   $18,152,186      $16,332,683       $ 7,023,753
Supplemental Disclosure:                                      ===========      ===========       ===========
Cash Paid During The Year:
     Interest                                                 $ 2,997,223      $ 2,717,749       $ 2,224,584
     Income Taxes                                                 370,866          352,137           331,600
Non-Cash Items:
     Net Unrealized Gain/(Loss) From
      Securities Available For Sale                                12,940          (77,475)          396,460
      Tax Effect Of Unrealized Gain/(Loss)
      From Securities Available For Sale                            4,417          (26,341)          134,796
      Acquisition of Real Estate in Settlement of Loans           108,100                0           637,643


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

     The Bank is a national banking corporation organized under the laws of the United States in 1987. It provides commercial banking services at its main facility in Haddon Township, New Jersey and at branch offices in Westville, Audubon, Cherry Hill, Collingswood, Runnemede, HiNella and Marlton, New Jersey. The principal activity of the Bank is to provide its local communities with general commercial and retail banking services. The Bank offers commercial and consumer loans, including real estate loans, residential mortgage loans, home equity loans and lines of credit, auto loans and other credit products. The bank is not authorized to offer trust services and does not presently offer the sale of investment products such as mutual funds to its customers. The Bank's deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts.

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

     Securities

     Applicable securities are classified in three categories consisting of held-to-maturity, trading and available for sale. Trading securities are those which are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Corporation has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Held-to-maturity securities are reported at amortized cost, while trading securities and available-for-sale securities are reported at fair value. For trading securities the unrealized gains and losses are included in current earnings. Available-for-sale securities are accounted for by reporting unrealized gains and losses as a separate component of shareholders equity, net of tax.

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

     Loan origination fees are offset by certain direct origination costs. Net deferred loan fees are amortized over the life of the related loans as an adjustment of the yield on the loans.

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. For purposes of applying the measurement criteria for impaired loans the Bank excludes large groups of smaller-balance homogeneous loans, primarily consisting of residential real estate loans and consumer loans, as well as commercial, financial and agriculture loans with balance less than $100,000. For applicable loans, the Bank evaluates the need for impairment recognition when a loan becomes non-accrual, or earlier if based on management's assessment of the relevant facts and circumstances, it is probable that the Bank will be unable to collect all proceeds due according to the contractual terms of the loan agreement. The Bank's policy for the recognition of interest income on impaired loans is the same as for non-accrual loans discussed previously. Impaired loans are charged off when the Bank determines that foreclosure is probable and the fair value of the collateral is less than the recorded investment of the impaired loan. At December 31, 1997, the amount of impaired loans was not material.

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

     Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities

     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of Liabilities occurring after December 31, 1996 and is to be applied prospectively. In December 1996, FASB issued SFAS No. 127 which defers the effective date of certain provisions of SFAS No. 125. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the effective portions of SFAS No. 125 did not have a material impact on the Corporation's financial position, results of operations or liquidity.

     Accounting for Mortgage Servicing Rights

     The Bank, which services mortgage loans for others in return for a fee, recognizes as an asset the right to service mortgage loans, regardless of how they were acquired. Additionally, the Bank assesses the fair value of these assets at each reporting date to determine impairment. Impairment, if any, is recognized in the statement of income through a valuation reserve. The underlying servicing rights are amortized over the estimated useful life of the underlying servicing using the interest rate method.

                                       At December 31,
                                     1997         1996

Mortgage Servicing Rights       $   298,340   $  61,100
Amortized Amounts                    29,454       3,141
Mortgages Serviced               19,465,000   5,030,000

     Earnings Per Share

     In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

     The following table sets forth the computation of basic and diluted earnings per share.

                                  1997        1996      1995

Numerator:
  Net income:               $  630,334   $1,005,713  $  792,458
Denominator:
  Denominator for basic
   earnings per share -
   weighted average shares   1,027,713    1,025,522   1,024,078
  Effect of dilutive
    securities:
   Employee Stock Options       74,166       49,310      21,089
   Warrants                     12,528        8,398       1,726
  Denominator for diluted
   earnings per share -
   adjusted weighted average shares
   and assumed exercised     1,114,408    1,083,231    1,046,893
  Basic earnings per share        0.61         0.98         0.77
  Diluted earnings per share      0.57         0.93         0.76

     The computation of the 1997, 1996 and 1995 average number of common shares and all per share data gives retroactive recognition to a 5% stock dividend declared in each of those years.

     Comprehensive Income

     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ("SFAS No. 130") SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Bank will make the appropriate disclosures in the applicable consolidated financial statements, as required.

     Segment Reporting

     In September 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprise report selected information about operating segments in interim financial reports issued to shareholders in the second year of its application. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management has not yet determined the impact, if any, of this statement on the Bank.

     Employers' Disclosures about Pension and Other
     Postretirement Benefits

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132") which amends the disclosure requirements of Statements Nos. 87, "Employers' Accounting for Pensions" ("Statement No. 87"), 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" ("Statement No. 88"), and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"). Statement No. 132 is applicable to all entities. This statement standardizes the disclosure requirements of Statements Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements Nos. 87, 88 or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information that is not available. The impact, if any, of this Statement on the Corporation would be to require additional disclosures in the Corporation's financial statements.

NOTE 2.     CASH AND DUE FROM BANKS

     Average reserves with the Federal Reserve Bank of $554,000 and $300,000 were maintained to satisfy minimum Federal regulatory reserve requirements during 1997 and 1996, respectively.

NOTE 3.  SECURITIES

     The amortized cost and estimated fair value of debt and equity securities at December 31, 1997 and December 31, 1996 are as follows.

                                          1997
                              Securities Available for Sale
                           Gross        Gross       Gross
                           Amortized    Unrealized  Unrealized      Fair
                           Cost         Gains       Losses         Value
United States Treasury
and Agency Securities      $15,693,238  $ 19,482    $(31,188)    $15,681,532
Other                           16,765    11,614           0          28,379
Federal Reserve Stock          240,350         0           0         240,350
   Total                   $15,950,353  $ 31,096    $(31,188)    $15,950,261

                                          1997
                                  Investment Securities
                           Gross        Gross       Gross
                           Amortized    Unrealized  Unrealized      Fair
                           Cost         Gains       Losses         Value
United States Treasury
and Agency Securities      $ 8,985,018  $ 58,567    $ (1,136)    $ 9,042,449
Obligations of State and
  political subdivisions    10,981,260    89,403           0      11,070,663
Mortgage backed securities   1,992,844    14,556           0       2,007,400
 Total                     $21,959,122  $162,526    $ (1,136)    $22,120,512

                                          1996
                              Securities Available for Sale
                           Gross        Gross       Gross
                           Amortized    Unrealized  Unrealized      Fair
                           Cost         Gains       Losses         Value
United States Treasury
and Agency Securities      $14,348,582  $27,160     $(40,192)    $14,335,550
Other                           14,671        0            0          14,671
Federal Reserve Stock          240,350        0            0         240,350
    Total                  $14,603,603  $27,160     $(40,192)    $14,590,571

                                          1996
                                 Investment Securities
                           Gross        Gross       Gross
                           Amortized    Unrealized  Unrealized      Fair
                           Cost         Gains       Losses         Value
United States Treasury
and Agency Securities      $10,493,612  $43,407     $(18,036)    $10,518,983
Obligations of State and
 political subdivisions      5,652,976   38,962         (658)      5,691,280
Mortgage backed securities   1,990,839   12,762           0        2,003,601
   Total                   $18,137,427  $95,131     $(18,694)    $18,213,864


     There were no sales of securities available for sale or investment securities during 1997. During 1996, the Bank received proceeds of $11,520,594 from the sale of securities available for sale. Gross gains of $17,621 and gross losses of $6,352 were realized on those sales. There were no sales of investment securities during 1996. There were no sales of securities available for sale or investment securities during 1995.

     The amortized cost and estimated fair value of investment securities as of December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Securities Available for Sale
                                                  -----------------------------
                                                              1997
                                                              ----
                                                    Amortized       Fair
                                                      Cost          Value
                                                    ---------       -----
Due in one year or less                            $   242,444   $   242,352
Due after one year through five years               14,693,238    14,680,907
Due after five years through ten years               1,000,000     1,000,625
Due after ten years                                          0             0
  Total Debt Securities                             15,935,682    15,923,884
  Total Equity Securities                               14,671        26,377
                                                   -----------   -----------
  Total                                            $15,950,353   $15,950,261
                                                   ===========   ===========

                                                     Investment Securities
                                                     ---------------------
                                                              1997
                                                              ----
                                                    Amortized       Fair
                                                      Cost          Value
                                                    ---------       -----
Due in one year or less                            $ 9,211,899   $ 9,220,298
Due after one year through five years               10,911,840    11,011,167
Due after five years through ten years               1,550,383     1,604,047
Due after ten years                                    285,000       285,000
                                                   -----------   -----------
  Total                                            $21,959,122   $22,120,512
                                                   ===========   ===========

Investment securities and securities available for sale with a carrying value of approximately $14,471,790 and $7,987,456 at December 31, 1997 and 1996, respectively, were pledged as collateral for demand and time deposits of governmental agencies as required by law.

NOTE 4.  LOANS

     Major classifications of loans at year end are as follows
(net deferred loan fees are netted against individual loan types):

                                        1997         1996

Commercial ......................... $51,220,557  $46,287,940
Construction .......................     868,831    1,204,000
Residential Mortgages ..............  11,352,987    4,070,846
Consumer ...........................  23,331,228   20,824,704

     Total loans ................... $86,773,603  $72,387,490
     Allowance for loan losses .....    (973,991)    (738,353)
     Net Loans...................... $85,799,612  $71,649,137


     At December 31, 1997, 1996 and 1995, loans for which the accrual of interest has been discontinued totalled $657,317, $527,881 and $320,051 respectively. If interest on these loans had been accrued, such income would have approximated $39,271 in 1997, $38,747 in 1996 and $22,306 in 1995. In the opinion of management, sufficient collateral exists to recover the amounts owed.

     Accruing loans which are contractually past due 90 days or more as to principal or interest payments totalled $146,932 and $14,047 and $9,654 at December 31, 1997, 1996 and 1995,
respectively. The amount of interest income on those loans that was included in net income was $14,646, $675 and $1,213 for 1997, 1996 and 1995, respectively.

     Loans to directors and their associates and principal officers and shareholders which are made in the ordinary course of business and on substantially the same terms and rates as to other borrowers aggregated approximately $910,022 and $780,701 as of December 31, 1997 and 1996, respectively. During 1997, approximately $323,214 of new loans were made, repayments totaled $206,896 and advances on existing loans were $13,003.

     Changes in the allowance for loan losses are as follows:

                                      1997        1996        1995
Balance, beginning of year ........ $738,353    $595,593    $604,054
  Provision charged to operations .  590,000     340,000     210,000
  Loans charged off ............... (400,308)   (248,855)   (247,045)
  Recoveries ......................   45,946      51,615      28,584

Balance, end of year .............. $973,991    $738,353    $595,593


NOTE 5.  BANK PREMISES AND EQUIPMENT

     Major classifications of bank premises and equipment as of December 31, 1997 and 1996 are summarized as follows:

                                         1997           1996

Land and buildings .................. $3,110,531     $1,924,795
Equipment ...........................  3,127,947      1,975,538
Leasehold and other improvements ....    420,260        617,373
  Total .............................  6,658,738      4,517,706
Accumulated depreciation and amor-
  tization .......................... (1,772,885)    (1,397,063)
Premises and equipment, net ......... $4,885,853     $3,120,643

NOTE 6.  DEPOSITS

     A summary of deposits as of December 31, 1997 and 1996 is as follows:

                                         1997           1996

Non-Interest Bearing ................ $ 45,726,452  $ 31,581,773
Interest Bearing:
  NOW checking accounts .............   33,798,289    27,534,055
  Money market deposit accounts .....   12,660,117    11,795,016
  Savings accounts ..................   19,567,902    17,266,946
  Certificates of deposit less than
    $100,000 ........................   16,826,010    14,872,644
  Certificates of deposit $100,000
    and greater .....................    8,178,032     8,397,894
    Total interest bearing deposits .   91,030,350    79,866,555
    Total deposits .................. $136,756,802  $111,448,328

     The weighted average interest rate paid on interest bearing deposits was 3.44% and 3.43% at December 31, 1997 and 1996, respectively.

     While the certificates frequently are renewed at maturity rather than paid out, they are scheduled to mature contractually as follows:

                                         1997           1996

Within one year ..................... $17,921,524    $18,724,472
Beyond one year but within three
  years .............................   3,705,820      2,300,148
Over three years ....................   3,376,698      2,245,918
  Total ............................. $25,004,042    $23,270,538

     A summary of interest expense during 1997, 1996 and 1995, is as follows:

                                         1997         1996         1995
NOW checking accounts ............... $  996,022   $  855,188   $  747,460
Money market deposit accounts .......    273,999      278,754      290,509
Savings accounts ....................    439,018      405,210      394,692
Certificates of deposit less than
  $100,000 ..........................    745,140      778,710      558,140
Certificates of deposit $100,000
  and greater .......................    482,363      363,204      443,294
Short term borrowings ...............     59,770      149,647      114,793
    Total ........................... $2,996,312   $2,830,713   $2,548,888


NOTE 7.  SHORT TERM BORROWINGS

     At December 31, 1997, 1996 and 1995, short term borrowings under agreements to repurchase securities sold are summarized as follows:

                                                            Collateral
                                                          U.S. Government
                                          Weighted          Obligations
                            Repurchase    Average        Book          Market
                            Liability   Interest Rate    Value         Value
                            --------------------------------------------------
                                            (Dollars in Thousands)
1997, Within 30 Days          $1,141        4.98%        $2,000        $2,010
1997, Within One Year            355        5.80%         1,000         1,004
1997, Over One Year              100        6.50%         1,000         1,004
1996, Within 30 Days           2,943        4.13%         3,005         3,005
1996, Within One Year            338        5.25%         1,000         1,004
1995, Within 30 Days           2,272        4.56%         3,134         3,132
1995, Within 30 to 120 Days      506        4.57%           892           888


     These agreements to repurchase securities require that the Corporation repurchase the identical securities as those that were sold. The short-term borrowings under these agreements averaged $1,054,233, $3,185,610 and $2,339,764 during 1997, 1996 and 1995, respectively, and the maximum amount of short-term borrowings outstanding at any month-end during 1997, 1996 and 1995 were $2,826,739, $5,356,816 and $2,777,677, respectively.

NOTE 8.  INCOME TAXES

     The following is a summary of the provision for income tax expense:

                                           1997       1996      1995
Current:
  Federal .............................. $135,319   $398,490   $341,347
  State ................................   26,065     82,168     41,908
    Total ..............................  161,384    480,658    383,255
Deferred:
  Federal ..............................  (34,621)   (16,894)   (16,155)
  State ................................        0          0          0
    Total ..............................  (34,621)   (16,894)   (16,155)
    Total .............................. $126,763   $463,764   $367,100


     A reconciliation of federal income taxes at the statutory rate of 34% to the consolidated effective income tax is as follows:

                                           1997       1996      1995
Tax at statutory rate .................. $257,413   $499,622   $394,250
Tax exempt income net of interest
  scale back ........................... (124,549)   (68,574)   (67,056)
State income taxes net of federal
  benefit ..............................   17,202     54,231     27,660
Other ..................................  (23,303)   (21,515)    12,246
  Total ................................ $126,763   $463,764   $367,100


     Significant deferred tax assets and liabilities of the corporation are as follows:

                                              1997         1996

Loan loss reserve book vs. tax ............ $193,830     $135,487
Unrealized loss available for sale
  securities ..............................       14        4,431
    Total deferred assets ................. $193,844     $139,918
Depreciation, amortization and deferrals ..   75,320       51,598
    Total deferred credits ................   75,320       51,598
Net deferred tax asset .................... $118,524     $ 88,320

     Management has determined that it is more likely than not that deferred tax assets will be realized. There can be no assurance, however, that the Corporation will generate any taxable income, or any specific level of continuing earnings.

NOTE 9.  SHAREHOLDERS' EQUITY

     The Board of Directors of the Corporation declared 5% common stock dividends on October 21, 1997, November 7, 1996 and
November 13, 1995 to shareholders of record on December 1, 1997,
December 1, 1996 and December 1, 1995, respectively.

     In connection with the Corporation's public offering of 450,000 shares of common stock in 1994, warrants to purchase 27,349 shares of common stock were issued to the underwriter for such offering. Such warrants are exercisable at a price of $9.50 per share and expire as of June 16, 1999. The number of shares issuable under such warrant and the exercise price thereof have been adjusted to reflect the Corporation's 5% stock dividends distributed in 1997, 1996, 1995 and 1994.

NOTE 10.  LEASES

     The Corporation leases operating facilities under operating lease agreements. Generally, the Corporation is required to pay executory costs such as property taxes, maintenance, and insurance.

     The total minimum rental commitment at December 31, 1997 under leases is $2,525,615 which is due as follows:

     In the year ending December 31:
          1998 .................... $390,557
          1999 ....................  375,595
          2000 ....................  338,197
          2001 ....................  315,697
          2002 ....................  202,189
          2003 to 2007 ............  903,380

The total rental expense was $285,034, $269,770 and $232,077 in 1997, 1996 and 1995, respectively.

     On January 9, 1998 the Corporation entered a lease agreement for a location in Medford, New Jersey to operate a full service banking branch. The lease agreement is for twenty-five years and requires annual lease payments starting at $103,000 for each of the first five years and increasing approximately 12% for each of the following four five year periods. The lease agreement is contingent upon the construction of a retail shopping complex of which the bank branch is to be included. Construction is scheduled to be completed by the end of 1998.

NOTE 11.  DIVIDENDS

     The ability of the Corporation to pay dividends is limited by the Bank's ability to pay dividends to the Holding Company. Dividends payable to the Corporation by the Bank are subject to certain regulatory limitations. The payment of dividends in any year without regulatory permission is limited to the net profits (as defined for regulatory purposes) for that year plus the retained net profits for the preceding two calendar years. Accordingly, as of December 31, 1997, dividends in excess of those already declared from the Bank to the Corporation are limited to approximately $2,437,000.

NOTE 12.  EMPLOYEE BENEFIT PLAN

     The Corporation maintains a defined contribution profit sharing and savings plan covering substantially all employees. The plan allows eligible employees to make contributions by salary reduction pursuant to Section 401(K) of the Internal Revenue Code. Required matching contributions by the Corporation expensed in the consolidated financial statements were $32,547, $26,432 and $17,455 in 1997, 1996 and 1995, respectively.

NOTE 13.  EMPLOYEE AND DIRECTOR STOCK OPTION PLAN

     In 1994, the Corporation adopted a stock option plan (the
Plan) pursuant to which the Corporation's Board of Directors may grant stock options to Directors and Officers. The plan authorizes grants of options to purchase up to 364,652 shares (adjusted for stock dividends) of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten year terms and vest and become fully exercisable after two years from the date of grant.

     At December 31, 1997, there were 88,575 additional shares available for grant under the plan. The per share weighted-average fair value of the stock options granted during 1997 and 1995 was $11.68 and $6.81, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1995, respectively: expected dividend yield of 0.0% and 0.0%, risk-free interest rate of 5.6% and 6.5%, and an expected life of 8.4 and 10 years.
There were no stock options granted in 1996. The stock price volatility for 1997 and 1995 was 0.183 and 0.326, respectively.

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

                                    1997        1996       1995

Net Income As Reported            $630,334   $1,005,713  $792,458
Net Income Pro Forma               491,124      815,117   643,921
Basic Earnings as Reported            0.61         0.98      0.77
Basic Earnings, Pro Forma             0.48         0.79      0.63
Diluted Earnings As Reported          0.57         0.93      0.76
Diluted Earnings, Pro Forma           0.44         0.75      0.62

     Pro forma net income reflects only options granted in 1995 and 1997 as there were no options granted in 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the option's vesting period of two years and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:

                                                       Weighted-
                                                       Average
                                         Number of     Exercise
                                         Shares(1)       Price

Balance at December 31, 1995 ..........   154,956       $ 8.97
Forfeited .............................    (9,144)        9.95
Exercised .............................    (3,635)        8.21
Balance at December 31, 1996 ..........   142,177         8.93
Forfeited .............................    (1,050)       15.95
Granted ...............................   134,950        18.50
Balance at December 31, 1997 ..........   276,077        12.92

(1) The figures are adjusted to reflect the Corporation's stock dividends in 1997, 1996 and 1995.

     At December 31, 1997, there were 142,177 outstanding options with a range of exercise prices from $8.21 to $11.10 and a weighted-average remaining contractual life of 7.2 years. In addition, there were 133,900 outstanding options with a range of exercise prices from $15.95 to $17.72 and a weighted-average remaining contractual life of 9.7 years.

     At December 31, 1997, the number of options exercisable was 142,177 and the weighted-average exercise price of those options was $8.97.

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

     The aggregate dollar amount of financial instruments with off-balance sheet risk are as follows at December 31, 1997 and 1996, respectively:

                                          1997          1996

Loan commitments ....................  $12,135,290   $12,977,028
Commercial and standby letters of
  credit ............................      838,825       819,280
Credit cards ........................    1,143,663     1,056,488
  Total .............................  $14,117,778   $14,852,796

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

     Concentrations of Credit Risk

     Most of the Corporation's commercial, real estate, and installment loan activity is with customers located in the southern counties of New Jersey. The concentrations of credit by type of loan are set forth in Note 4. Generally these loans are collateralized by assets of the borrower. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrower. Performance by the Corporation's loan customers is expected to be substantially influenced by economic conditions in the Southern New Jersey market area.

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

     Several of the Corporation's directors, including the Corporation's legal counsel or organizations controlled by them, have been paid $62,560 and $64,389 by the Corporation, for services rendered in connection with loans or loan applications during 1997 and 1996, respectively.

     In the opinion of management, all transactions with related parties are conducted on similar terms and bases as those utilized in the normal course of business.

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Corporation is required to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

     Fair value estimates made as of December 31, 1997 and 1996 are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the corporation's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

     Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate those assets' fair values.

     Securities Available for Sale and Investment Securities -
Fair values were based on quoted market prices, where available, except for Federal Reserve Bank stock, which is stated at carrying value.

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

     Deposit Liabilities - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 1997. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

     Short-Term Borrowings - The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

     Off-Balance Sheet Financial Instruments - These instruments include loan commitments, letters of credit and unused credit card lines. It is impractical to assign these instruments a fair value.

     The following is a summary of the carrying amounts and estimated fair values of financial assets and liabilities at December 31, 1997 and 1996. (Dollars in thousands)

                                                                                                   1996
                                                             1997        1997          1996        EST
                                                           CARRYING    ESTIMATED     CARRYING      FAIR
                                                            AMOUNT     FAIR VALUE     AMOUNT       VALUE
                                                          ----------   ----------   ----------    -------
Financial Assets:
Cash and due from banks - non-interest bearing ..........  $ 10,852     $ 10,852     $  8,283     $  8,283
  Federal funds sold ....................................     7,300        7,300        8,050        8,050
  Securities available for sale .........................    15,950       15,950       14,591       14,591
  Investment securities .................................    21,959       22,121       18,137       18,214
  Loans Held For Sale ...................................    85,800       87,900       71,649       71,546
Accrued interest receivable .............................     1,172        1,172          902          902

Financial liabilities:
  Deposits ..............................................   136,757      136,657      111,448      111,422
  Short-term borrowings .................................     1,596        1,596        3,281        3,281
  Accrued interest payable ..............................       584          584          585          585


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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the following table. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the table. ($ in thousands)

                                                                                              TO BE WELL
                                                                                           CAPITALIZED UNDER
                                                                          FOR CAPITAL      PROMPT CORRECTIVE
                                                      ACTUAL           ADEQUACY PURPOSES   ACTION PROVISIONS
                                                      ------           -----------------   -----------------
                                                AMOUNT      RATIO      AMOUNT     RATIO    AMOUNT     RATIO
                                                ------      -----      ------     -----    ------     -----
As of December 31, 1997:
Total Capital (to Risk Weighted Assets)         $12,545     13.11%     $7,656     8.00%    $9,569     10.00%
Tier 1 Capital (to Risk Weighted Assets)         11,571     12.09%      3,828     4.00%     6,742      6.00%
Tier 1 Capital (to Average Assets)               11,571      7.91%      5,849     4.00%     7,312      5.00%

As of December 31, 1996:
Total Capital (to Risk Weighted Assets)         $11,676     14.80%     $6,313     8.00%    $7,891     10.00%
Tier 1 Capital (to Risk Weighted Assets)         10,938     13.86%      3,157     4.00%     4,735      6.00%
Tier 1 Capital (to Average Assets)               10,938      8.70%      5,027     4.00%     6,284      5.00%


NOTE 18.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

         Condensed Balance Sheets for the Parent Company
                        ($ in thousands)

                                                 (Dec. 31)  (Dec. 31)
                                                    1997       1996
Assets
Investment in Community National Bank ..........  $11,563     $10,931
Other assets ...................................       22          15
  Total Assets .................................  $11,585     $10,946

Liabilities and Shareholders' Equity
Common stock ...................................  $ 5,190     $ 4,945
Additional paid in capital .....................    5,515       4,900
Retained earnings ..............................      999       1,229
Treasury stock .................................     (119)       (119)
Unrealized gain (loss) on securities available
  for sale .....................................        0          (9)
  Total Liabilities and Shareholders' Equity ...  $11,585     $10,946

       Condensed Income Statements for the Parent Company
                        ($ in thousands)

                                               1997       1996       1995
Non-interest income:
  Dividend received from Community ..........  $  0     $    0       $  0
  Other income ..............................     0          2          0
Non-interest expense:
  Amortization of organization costs ........     0          0         (9)
  Net income/(loss) before equity in undis-
    tributed net income of subsidiary .......     0          2         (9)
  Equity in undistributed net income of
    subsidiary ..............................   630      1,004        801
    Net income ..............................  $630     $1,006       $792

    Condensed Statements of Cash Flows for the Parent Company
                        ($ In Thousands)

                                               1997       1996       1995
Operating activities:
  Net income ................................  $630     $1,006       $792
  Amortization of organization costs ........     0         (2)         9
Equity in undistributed net income of
  subsidiary ................................  (630)    (1,004)      (801)
Cash provided by operations .................     0          0          0
Investing activities:
  Investment in subsidiary ..................     0        (30)         0
  Purchase of securities available for sale .     0         (0)         0
    Total ...................................     0        (30)         0
Financing activities:
  Proceeds from sale of stock ...............     0         30          0
    Total ...................................     0         30          0
Increase in cash and cash equivalents .......     0          0          0
  Cash and cash equivalents, beginning
    of year .................................     0          0          0
  Cash and cash equivalents, end of year ....  $  0     $    0       $  0


ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.

                            PART III

ITEM 10.  Directors and Executive Officers.

Board of Directors

     Set forth below is certain information concerning each member of the Corporation's Board of Directors.

                                                            TERM
                                               DIRECTOR   EXPIRES
         NAME                         AGE       SINCE       IN

Robert T. Pluese                       58         1987      2000
Gerard M. Banmiller                    50         1987      2000
Frank B. Smith (1)                     61         1987      2000
Michael G. Brennan (2)                 52         1987      1999
Joseph A. Riggs                        64         1987      1999
Doris M. Damm (2)                      63         1996      1999
Elizabeth H. Burns (1) (2)             58         1995      1998
Letitia Colombi (1)                    53         1988      1998
Gerald DeFelicis                       71         1987      1998
Marvin Samson                          56         1994      1998
________________________

     (1)  Member of Audit Committee

     (2)  Member of Compensation Committee

     ROBERT T. PLUESE has been Chairman of the Board of the Corporation since its formation in 1991 and of the Bank since its organization in 1987. He is an attorney-at-law admitted to practice in Pennsylvania and New Jersey, and is a shareholder in the law firm of Pluese, Leone, Incollingo & Matez, P.C.

     GERARD M. BANMILLER has been a director and the President of the Corporation since its formation in 1991 and a director and the President and Chief Executive Officer of the Bank since its organization in 1987.

     MICHAEL G. BRENNAN has been a director of the Corporation since its formation in 1991 and of the Bank since its organization in 1987. He is an attorney-in-law admitted to practice in New Jersey and is a shareholder and President of the law firm of Brennan & Bernardin P.C. Mr. Brennan served as the Mayor of the Borough of Collingswood, New Jersey, from 1971 to 1993.

     ELIZABETH H. BURNS has been a director of the Corporation and of the Bank since 1995 and is a member and the President of Burns Egan Byrne, A Professional Association, Certified Public Accountants of Haddonfield, New Jersey. Ms. Burns is a Certified Public Accountant.

     LETITIA G. COLOMBI has been a director of the Corporation since its formation in 1991 and of the Bank since October 1988. Since 1985, she has been a Borough Commissioner and the Director of Public Works for the Borough of Haddonfield, New Jersey.

     DORIS M. DAMM has been a director of the Corporation and of the Bank since 1996. Since 1990, she has been the President and a director of ACCU Personnel, Inc., a temporary employment service company.

     GERALD J. DEFELICIS has been a director of the Corporation since its formation in 1991 and of the Bank since its organization in 1987. Mr. DeFelicis is retired after 40 years of service with Sun Company, Inc., where he held the position of Manager of Systems Policy and Strategic Facilities.

     JOSEPH A. RIGGS, SR., M.D. has been a director of the Corporation since its formation in 1991 and of the Bank since its organization in 1987. Dr. Riggs is a physician licensed to practice in New Jersey and is a member and the President of Riggs
Gynecology Associates.

     MARVIN SAMSON has been a director of the Corporation and of the Bank since January 1994. From 1985 to September 1996,
Mr. Samson was President and Chief Executive Officer and a director of Marsam Pharmaceuticals, Inc., a manufacturer and marketer of pharmaceutical products and a publicly-held corporation. In September 1995, Marsam Pharmaceuticals was acquired by Schein Pharmaceutical, Inc., a privately-held corporation. Mr. Samson serves as a director of Schein Pharmaceutical, Inc.

     FRANK B. SMITH has been a director of the Corporation since its formation in 1991 and of the Bank since its organization in 1987. From 1986 to 1995, Mr. Smith was Chairman of the Board, President and Chief Executive Officer of Smith, Breslin,
Enright & Assoc., Inc., a mortgage banking consulting firm.
Since 1995, Mr. Smith has been Chairman of the Board of Smith, Breslin, Enright & Assoc., Inc., and since 1996, he has been the President of Green Shield Ltd., which provides warehouse lines of credit to mortgage originators. In addition, from 1993 to 1996, Mr. Smith was President and Chief Executive Officer of Princap Mortgage Warehouse, Inc.

Executive Officers

     Set forth below is certain information concerning the Corporation's Executive Officers.

Name                  Age   Position(s)

Gerard M. Banmiller   50    President of the Corporation since
                            formation in 1991; Chief Executive
                            Officer and President of the Bank
                            since organization in 1987.

Kevin L. Kutcher      42    Executive Vice President, Treasurer
                            and Secretary of the Corporation
                            since formation in 1991; Executive
                            Vice President and Chief Operating
                            Officer of the Bank since 1988.

     The Corporation's officers are elected annually by, and serve at the discretion of, the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors and officers, and any persons owning ten percent or more of the common stock of the Corporation, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the Securities and Exchange Commission (the "SEC"). Persons filing such beneficial ownership statements are required by SEC regulations to furnish the Corporation with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that "late filings" of such statements be disclosed in the Corporation's Annual Report on Form 10-K. Based solely on the Corporation's review of any copies of such statements it received and on written representations from directors and officers, the Corporation believes that, except as described below, such statements were timely filed in 1997.

     One Form 4 for Director Joseph Riggs, Sr., M.D. filed in May
1997 should have been filed in March 1997. The transaction reported was the acquisition of 1,500 shares of the common stock of the Corporation.

     A Form 5 was filed in March 1998 for Robert T. Pluese, Chairman of the Board of the Corporation, reporting two transactions which occurred in October 1997 and August 1997. A Form 4 should have been filed at the time of each transaction, and the Form 5 should have been filed by February 15, 1998. The transactions reported were decreases in the number of shares beneficially owned by Mr. Pluese caused by the change in residence of two children of Mr. Pluese, who are holders of record of a total of 460 shares of common stock. Because such children no longer share the same household as Mr. Pluese, Mr. Pluese no longer reports their shares as being beneficially owned by him.

ITEM 11.  Executive Compensation.

     The following table sets forth certain information relating to the compensation awarded to, earned by or paid to the Chief Executive Officer and the Corporation's other executive officers whose total annual salary and bonus exceeded $100,000 during 1997 (the "Named Executive Officers") for services in all capacities during 1997, 1996, and 1995.

                                     Summary Compensation Table

                                                                     Long-Term
                                                                     Compensation
                                         Annual Compensation            Awards

                                                                      Securities       All Other
Name and                                                              Underlying     Compensation
Principal Position               Year       Salary ($)   Bonus ($)    Options (#)(1)      ($)
Gerard M. Banmiller,             1997         143,090           0        30,450         4,012(2)
President of the Corporation;    1996         137,345      22,500             0         3,652(3)
Chief Executive Officer and      1995         134,871       3,175         4,000         1,802
President of the Bank

Kevin L. Kutcher,                1997         110,102           0        16,275         3,102(4)
Executive Vice President &       1996         103,258      18,500             0         2,220(5)
Treasurer & Secretary of the     1995         100,092       2,480         2,500         1,021
Corporation EVP/Chief Operating
Officer of the Bank
________________________________


(1)  Represents options granted under the Option Plan.

(2) Consists of $3,764 of matching 401(k) contributions made by the Corporation and $248 of premiums paid by the Corporation with respect to group term life insurance premiums.

(3) Consists of $3,382 of matching 401(k) contributions made by the Corporation and $270 of premiums paid by the Corporation with respect to group term life insurance premiums.

(4) Consists of $2,896 of matching 401(k) contributions made by the Corporation, and $206 of premiums paid by the Corporation with respect to group term life insurance premiums.

(5) Consists of $2,002 of matching 401(k) contributions made by the Corporation and $218 of premiums paid by the Corporation with respect to group term life insurance premiums.

Employment and Severance Agreements

     Gerard M. Banmiller, President of the Corporation and President and Chief Executive Officer of the Bank, has an employment agreement with the Corporation. The agreement may be terminated by the Corporation for cause and terminates on the last day of the calendar month in which Mr. Banmiller dies or becomes totally disabled. The agreement provides for an annual base salary, to be determined each January for that calendar year, participation in annual incentive or long range incentive plans, health insurance, other fringe benefits available to employees generally, and the use of an automobile. In the event that Mr. Banmiller's employment is terminated (other than for cause) following a sale of (i) all or substantially all of the assets of the Corporation or the Bank or (ii) shares of stock of the Corporation or the Bank so as to effect a change of ownership or control of the Corporation or the Bank, whether by merger, consolidation or otherwise, Mr. Banmiller is entitled to receive a lump sum payment within thirty (30) days following termination of employment in an amount equal to the sum of his base salary which would otherwise have been payable for the remainder of that calendar year plus his base salary for the following calendar year. Under the terms of the agreement, Mr. Banmiller has agreed not to compete with or maintain any significant investment or participation in, any business similar to the Corporation or any of its subsidiaries, during the term of his employment.

     Kevin L. Kutcher, Executive Vice President, Treasurer and Secretary of the Corporation and Executive Vice President and Chief Operating Officer of the Bank, has a Severance Compensation Agreement with the Corporation. Under the Severance Compensation Agreement, in the event of a change in control of the Corporation or the Bank, Mr. Kutcher is entitled to receive monthly one-twelfth of this annual base salary on the effective date of the change in control for up to twenty-four months; provided, however, that Mr. Kutcher's right to such payments terminates upon the termination of his employment for cause or voluntarily or the acceptance of employment by Mr. Kutcher with a bank or other financial institution in a capacity and with compensation commensurate with his position and base salary at the time of a change in control. The agreement also contains certain confidentiality agreements and restrictive covenants against employee piracy or soliciting customers or former customers of the Bank during and following termination of employment.

Option Grants in Last Fiscal Year

     The following table sets forth information concerning grants of stock options for the fiscal year ended December 31, 1997 to the named executive officers.

                                      Individual Grants
                                 Number of         % of
                                Securities     Total Option
                                Underlying        Granted                                          Potential Realizable Value at
                                  Options       to Employees       Exercise or                     Assumed Annual Rates of Price
                                Granted (1)       in Fiscal      Base Price (3)     Expiration     Appreciation for Option Term
                                    (#)           Year (2)           ($/Sh)            Date        5% ($)(4)         10% ($)(4)
Gerard M. Banmiller                 26,250(5)        38.8%          $ 17.61           12/01/2007    $328,650           $797,213
                                     4,200(6)         6.2%            15.95           03/19/2007      47,586            115,500

Kevin L. Kutcher                    13,125(5)        19.4%            17.61           12/01/2007     164,325            398,606
                                     3,150(6)         4.7%            15.95           03/19/2007      35,690             86,625

________________

(1) Amounts represent securities underlying nonqualified stock options granted under the Option Plan and have been adjusted to reflect the Corporation's 5% stock dividend distributed in December 1997. Options terminate and are not exercisable as of the date 12 months following the death or disability of the optionholder and 90 days from the date of any other termination of employment, except that the Corporation may terminate the option earlier upon the occurrence of certain events, including the commencement by the optionholder of employment with a competitor of the Corporation.

(2) Does not include options to purchase 66,150 shares issued in 1997 to directors of the Corporation who are not employees.

(3) In the case of each option grant, the exercise price per share is equal to the fair market value on the date the option was granted. The exercise price may be paid in cash, in shares of the common stock of the Corporation valued at their fair market value on the date of exercise, or in a combination thereof.

(4) The dollar amounts set forth under these columns are the result of calculations made at the 5% and 10% appreciation rates set forth in the SEC's regulations and are not intended to indicate future price appreciation, if any, of the common stock of the Corporation.

(5)  Options have a term of ten years from the date of grant.
     Options vest at the rate of 20% per year for five consecutive years beginning one year from the date of grant.

(6)  Options have a term of ten years from the date of grant.
     Options vest at the rate of 50% per year for two consecutive years beginning one year from the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal
Year-End Option Values

     No options were exercised during the year ended December 31, 1997 by any Named Executive Officer. The following table sets forth the aggregate options to purchase shares of the common stock of the Corporation held by the Named Executive Officers at December 31, 1997, separately identifying exercisable and unexercisable options, and the aggregate dollar value of in-the-money unexercised options, separately identifying exercisable and unexercisable options.

                        Number of Securities Underlying             Value of Unexercised in-the-money
                      Unexercised Options Held at 12/31/97 (#)          Options at 12/31/96 ($)(1)
Name                     Exercisable      Unexercisable               Exercisable      Unexercisable
Gerard M. Banmiller        14,493            30,450                     $128,924           $18,600
Kevin L. Kutcher            8,834            16,275                     $ 78,387           $11,450

________________

(1) Based upon the December 31, 1997, NASDAQ closing price of the Corporation's common stock of $18.00 per share, less the respective exercise prices.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee members are Michael Brennan,
Doris M. Damm and Elizabeth Burns.

     Mr. Brennan, a director of the Corporation, is a shareholder of the law firm of Brennan and Bernardin, P.C., which provides legal services to the Bank from time to time. Mr. Brennan is a partner in the partnership from which the Bank leased certain facilities during 1996. In January 1997, the Bank purchased the facilities from such partnership. See "Certain Relationships and Related Transactions" below.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors of the Corporation (the "Committee") is comprised of non-employee directors. The Committee is responsible for setting and administering policies governing compensation of executive officers of the Bank. (The Corporation has no salaried executive officers.) The Committee reviews the performance and compensation levels for executive officers, sets salary and bonus levels and makes option grants under the Option Plan.

Compensation Policies

     The goals of the Corporation's executive officer compensation policies are to attract, retain and reward executive officers who contribute to the Corporation's success, to align executive officer compensation with the Corporation's performance and to motivate executive officers to achieve the Corporation's business objectives. The Corporation uses salary, bonuses and stock options to achieve these goals. The Committee reviews various available data, including compensation surveys, to enable the Committee to compare the Bank's compensation package with that of other banks of similar size and market in the Corporation's geographic area. The Committee also considers the Corporation's annual net income and earnings per share.

     Base Salary

     Base Salary is minimum compensation for the particular office and is not tied to any performance formula or standard. Position description, direct responsibility assumed, comparatives to salaries of peers in the region, and the performance of the Bank are among the criteria used to establish base salary.

     Annual Bonuses

     Cash incentive compensation is provided through bonus awards. Individual awards to executive officers are determined by multiplying the executive officer's base salary by a formula based upon the average of the increase in the return on average assets and the growth in average assets in excess of a pre-determined minimum over the prior year. The resulting bonus amount may be increased or decreased in the subjective determination of the Committee based upon a review by the Committee or overall individual performance. Because the Corporation's return on average assets for 1997 decreased as compared to 1996, the executive officers were not entitled to bonus awards during 1997 under the formula described above.

     Stock Options

     Stock option awards are determined by the Committee. The Committee believes that equity ownership by executive officers provides incentives to build shareholder value and aligns the interests of executive officers with the shareholders. The Committee meets to evaluate meritorious performance of all officers for consideration to receive stock options. Depending on circumstances, the Committee makes awards based upon the position of the officer in the Bank, its determination of the benefit which the Corporation has derived as a result of the performance of the executive officer, and the Corporation's desire to encourage long-term employment of the executive officer. Options were granted in March 1997 based, in part, on performance for 1996. These options grants to executive officers ranged from 3,000 to 4,000 shares. Options were also granted in November 1997 based on the Committee's determination that (i) the Bank's failure to meet the performance goals necessary for cash bonuses to be awarded under the bonus plan was due to the increased expenses incurred in connection with the opening of four new branch offices during the 1996 and 1997 fiscal years,
(ii) the quality of the performance of the executive officers was comparable to prior years when bonuses were awarded, and
(iii) such grants were necessary to retain such officers in light of the competitive job market. These option grants to executive officers, ranged from 12,500 to 25,000 shares.

CHIEF EXECUTIVE OFFICER COMPENSATION

     The compensation of the Chief Executive Officer is based upon the same criteria outlined above for the other executive officers of the Bank. While the Chief Executive Officer makes recommendations about the compensation levels, goals and performance of the other executive officers, he does not participate in discussions regarding his compensation or performance. In 1997, the Committee increased the Chief Executive Officer's base salary from $137,345 to $143,090, did not award him a cash bonus and granted him options to purchase 29,000 shares of the common stock of the Corporation. The Committee has not taken action with respect to the Chief Executive Officer's compensation for 1998 performance.

     By the Compensation Committee:

               Michael G. Brennan
               Elizabeth Burns
               Doris M. Damm

                        PERFORMANCE GRAPH

     The following graph summarizes the cumulative return on an investment of $100 on June 17, 1994, in the Common Stock of the Corporation, as compared to similar investment of $100 on that date in stocks comprising the broad market index of NASDAQ US Stocks and stocks comprising two peer groups defined as (i) SNL listed banks under $500 million in assets and (ii) SNL listed banks located in the Mid-Atlantic region of the United States. The graph assumes the reinvestment of all dividends. SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on banking, thrift, and financial services industries. SNL maintains databases with stock price, dividend, market, financial, and equity information regarding every domestic publicly traded bank and thrift and a wide range of financial services companies.

             COMMUNITY FINANCIAL HOLDING CORPORATION

                          [LINE GRAPH]

                                                          PERIOD ENDING
                                       6/17/94    12/31/94   12/31/95    12/31/96     12/31/97
Community Financial Holding Corp.      100.00      89.12      143.58      199.22       203.53
NASDAQ-Total US                        100.00     103.71      146.68      180.41       221.38
SNL Banks (under $500M) Index          100.00      99.74      136.45      175.63       299.39
SNL Mid-Atlantic Index                 100.00      91.75      146.84      210.71       299.47


Compensation of Directors

     During 1997, each non-employee director received a quarterly retainer of $1,000 for service as a director except for Mr. Pluese, who received a quarterly retainer of $8,750 as Chairman of the Board. In addition, Bank committee chairpersons receive a $500 annual retainer for their service as a committee chairperson. Committee members receive $50 for each Bank committee meeting attended. The committee chairpersons are not paid a per-meeting fee unless the committee which they chair meets in excess of four times within the year. In addition, each non-employee director receives $100 for each meeting of the Bank's Board of Directors attended. The Board of Directors compensation is paid by the Bank.

     On April 4, 1994, the Board of Directors adopted the Option Plan pursuant to which directors and officers of the Corporation and Bank may be granted options to purchase shares of the Corporation's stock. During March 1997, options to acquire 28,350 shares of common stock at an exercise price of $15.95 per share were granted under the Option Plan to each director, and in December 1997, options to acquire 37,800 shares of common stock at an exercise price of $17.62 per share were granted under the Option Plan to each director. Such amounts and exercise prices have been adjusted to reflect the Corporation's 5% stock dividend described in December 1997.

ITEM 12.  Securities Ownership of Principal Shareholders and
Management

     The following table sets forth certain information regarding ownership of the Corporation's common stock, as of March 27, 1998, by: (i) each person or entity (including such person's or entity's address) who is known by the Corporation to own beneficially more than five percent of the Corporation's common stock, (ii) each of the Corporation's directors who beneficially owns shares, (iii) each Named Executive Officer (as defined under Executive Compensation) who beneficially owns shares, and
(iv) all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Corporation.

                                       Number of Shares
                                         Beneficially       Percentage
Name of Beneficial Owner                  Owned (1)            Owned
Buschman's Inc. 401(k) Savings Plan         102,206            9.79%
and certain individuals (2)
P.O. Box 11
Galloway, WI  54432

Robert T. Pluese (3)                         90,705            8.40%
21 Euclid Avenue
Haddonfield, NJ  08033

Rae Pluese (4)                               90,705            8.40%
21 Euclid Avenue
Haddonfield, NJ  08033

Gerard M. Banmiller (5)                      32,516            3.07%
Michael G. Brennan (6)                       36,614            3.45%
Letitia G. Colombi (7)                       10,569            1.01%
Gerard J. DeFelicis (8)                      27,896            2.64%
Joseph A. Riggs, Sr., M.D. (9)               33,477            3.17%
Marvin Samson (10)                           22,876            2.17%
Frank B. Smith (11)                          17,174            1.63%
Elizabeth Burns (12)                         10,868            1.04%
Doris M. Damm (13)                            2,391              *
Kevin L. Kutcher (14)                        18,281            1.73%

All Directors and Executive Officers
as a Group (11 persons) (15)                303,367           25.64%


*Less than 1% of the shares of the Corporation's common stock outstanding.

____________________

(1) Beneficial ownership is determined in accordance with the rules of the SEC. Under such rules, shares are deemed to be beneficially owned by a person or entity if such person or entity has or shares the power to vote or dispose of the shares, whether or not such person or entity has any economic interest in such shares. Except as otherwise indicated, and subject to community property laws where applicable, the persons and entities named in the table above have sole voting and investment power with respect to all shares of the Corporation's common stock shown as beneficially owned by them. Shares of the Corporation's common stock subject to options or warrants currently exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person or entity holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person or entity.

(2) On August 21, 1995, the following entity and individuals filed as a group a Schedule 13D with the SEC, which, as amended on September 1, 1995 and adjusted for stock dividends and information on recent transactions provided to the Corporation by a representative of such entity and individuals, indicates the following beneficial ownership:

                                           Shares
                                         Beneficially       Percentage
          Name                              Owned              Owned
Bushman's Inc. 401(k) Savings Plan          76,788              7.35%
Jerome Bushman                               1,737               .17%
Barbara Bushman                                528               .05%
Tia Bushman                                 12,155              1.16%
Mitchell Bushman                             4,052               .39%
Derrick Bushman                              6,946               .67%


     With the exception of the Bushman's Inc. 401(k) Savings Plan, which indicated shared voting and dispositive power as to all shares held beneficially by it, each individual named above indicated sole voting and dispositive power as to all shares held beneficially by such person.

(3) Includes 36,011 shares held by Rae Pluese who has sole voting and dispositive power with respect thereto, and as to which Mr. Pluese disclaims beneficial ownership. Also includes 35,016 shares issuable upon the exercise of fully vested options. Mr. Pluese is married to Rae Pluese.

(4) Includes 54,695 shares held or issuable upon exercise of fully vested options by Robert Pluese who has sole voting and dispositive power with respect thereto, as to which Mrs. Pluese disclaims beneficial ownership. Mrs. Pluese is married to Robert T. Pluese.

(5) Includes 16,593 shares issuable upon exercise of fully vested options.

(6) Includes 1,596 shares held by family members who have sole voting and dispositive power with respect thereto, as to which Mr. Brennan disclaims beneficial ownership. Also includes 15,600 shares issuable upon exercise of fully vested options; 4,705 shares held in certain employee retirement plans, as to which, as sole trustee under such plans, Mr. Brennan has sole voting and dispositive power; and 11,694 shares held jointly by Mr. Brennan and his wife, Jeanne M. Brennan, as to which he shares voting and dispositive power.

(7) Includes 3,838 shares held by family members who have sole voting and dispositive power with respect thereto, as to which Ms. Colombi disclaims beneficial ownership. Also includes 6,589 shares issuable upon exercise of fully vested options.

(8) Includes 1,828 shares held by family members who have sole voting and dispositive power with respect thereto, as to which Mr. DeFelicis disclaims beneficial ownership. Also includes 14,336 shares issuable upon exercise of fully vested options.

(9) Includes 608 shares held by family members who have sole voting and dispositive power with respect thereto, as to which Dr. Riggs, Sr. disclaims beneficial ownership. Also includes 13,470 shares issuable upon exercise of fully vested options; and 9,126 shares held by Riggs Gynecology Associates 401(k) Profit Sharing Plan and Trust and Defined Benefit Rollover Plan (the "Riggs Plan") in a defined benefit segregated rollover account held for the benefit of Dr. Riggs, Sr. and John C. Riggs, M.D., Dr. Riggs' son, in the following percentages: 94.61% and 5.39%, respectively. Each participant in the account has sole dispositive power with respect to that number of shares represented by his percentage interest in the account. Dr. Riggs, Sr. and John C. Riggs, M.D., as sole trustees of the Riggs Plan, share voting power over all shares held in the defined benefit segregated rollover account.

(10) Includes 10,721 shares issuable upon exercise of fully vested options. Also includes 12,155 shares held jointly by Mr. Samson and his wife, Elaine Samson, as to which he shares voting and dispositive power.

(11) Includes 6,598 shares held jointly by Mr. Smith and his wife, Mary Jane Smith, as to which he shares voting and dispositive power. Also includes 10,294 shares issuable upon the exercise of fully vested options.

(12) Includes 4,331 shares issuable upon the exercise of fully vested options.

(13) Includes 1,575 shares issuable upon the exercise of fully vested options.

(14) Includes 10,409 shares issuable upon the exercise of fully vested options.

(15) Includes 138,934 shares issuable upon the exercise of fully vested options. Also includes 60,474 shares as to which the above-named directors and officers have disclaimed beneficial ownership, as described in notes (3) and (6)-(9), above.

     Changes in Control. The Corporation has entered into the Merger Agreement and a related Stock Option Agreement with HUBCO. The description of the Merger Agreement and its terms and the related Stock Option Agreement with HUBCO are incorporated herein by reference to "Item 1. Business -- General" herein.

Item 13.  Certain Relationships and Related Transactions

     Robert T. Pluese, Chairman of the Board of the Corporation, is a shareholder of the law firm of Pluese, Leone, Incollingo & Matez, P.C., which provides legal services to the Bank on certain limited matters. Michael G. Brennan, a director of the Corporation, is a shareholder of the law firm of Brennan & Bernardin, P.C., which provides legal services to the Bank from time to time.

     The Bank's operations and support facility, located at 231 Haddon Avenue, Westmont, New Jersey (the "Property"), was leased until January 7, 1997 from a partnership (the "Partnership") in which Directors Pluese, Riggs, DeFelicis, Brennan and Smith, and a trust for the benefit of children of Joseph Riggs, Jr. (the son of a director of the Corporation), among others, are partners. The aggregate rent payments with respect to the lease in 1996 were approximately $57,600. The Corporation believes that the terms of this lease were no less beneficial to the Corporation than those that could be obtained in an arms-length transaction with an unrelated third party. On January 7, 1997, the Bank purchased the Property from the Partnership for $325,000. The purchase price was based upon an independent third party appraisal of the fair market value of the Property and was determined by negotiations between the Partnership and a committee, appointed by the Board of Directors of the Corporation, comprised of Mr. Samson, Mrs. Damm, and Mrs. Burns, none of whom are (or were) partners of the Partnership. The respective interests of the partners in the Partnership who are directors of the Corporation or and the Bank are Mr. Pluese - 11.11%, Dr. Riggs - 11.11%, Mr. DeFelicis - 11.11%, Mr. Brennan - 11.11%, Mr. Smith - 11.11%, and the trust - 11.11%.

                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

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

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Corporation during the quarter ended December 31, 1997.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMUNITY FINANCIAL HOLDING
                                  CORPORATION

Dated:  March 31, 1998            By:/s/ Gerard M. Banmiller
                                     Gerard M. Banmiller,
                                     President


               (Signatures continued on next page)

                           SIGNATURES
                           (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


________________________________   Dated:  March 31, 1998
Robert T. Pluese, Director and
Chairman of the Board

/s/ Gerard M. Banmiller            Dated:  March 31, 1998
Gerard M. Banmiller, Director
and President

/s/ Michael Brennan                Dated:  March 31, 1998
Michael Brennan, Director

/s/ Elizabeth Burns                Dated:  March 31, 1998
Elizabeth Burns, Director

/s/ Gerald DeFelicis               Dated:  March 31, 1998
Gerald DeFelicis, Director

/s/ Marvin S. Samson               Dated:  March 31, 1998
Marvin S. Samson, Director

________________________________   Dated:  March 31, 1998
Joseph Riggs, Sr., M.D.,
Director

________________________________   Dated:  March 31, 1998
Frank Smith, Director

/s/ Letitia Colombi                Dated:  March 31, 1998
Letitia Colombi, Director

/s/ Doris Damm                     Dated:  March 31, 1998
Doris Damm, Director

/s/ Kevin Kutcher                  Dated:  March 31, 1998
Kevin Kutcher, Chief Financial
Officer and Chief Accounting
Officer

EXHIBIT INDEX

2.1* Agreement and Plan of Merger, dated as of March 2, 1998, by and between Community Financial Holding Corporation, Community National Bank of New Jersey, HUBCO, Inc., and Hudson United Bank, incorporated by reference to
       Exhibit 99.2 to the Corporation's Current Report on
       Form 8-K filed on March 13, 1998.

2.2* Stock Option Agreement, dated as of March 2, 1998, by and between Community Financial Holding Corporation and HUBCO,
       Inc., incorporated by reference to Exhibit 99.3 to the Corporation's Current Report on Form 8-K filed on
       March 13, 1998.

3.1.1* Certificate of Incorporation of the Registrant, as amended through February 6, 1991, is incorporated herein by reference to Exhibit 3.1.1 of the Registrant's
       Registration Statement on Form S-1, No. 33-78696 filed with the Security and Exchange Commission (the
       "Registration Statement").

3.1.2* Certificate of Amendment, dated May 18, 1994, to the
       Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1.2 of the Registration Statement.

3.2* By-Laws of the Registrant are incorporated herein by reference to Exhibit 3.2 of the Registration Statement.

10.1*  Agreement of Sale dated March 18, 1994 with New Jersey
       National Bank is incorporated herein by reference to
       Exhibit 10.2 of the Registration Statement.

10.2* Software Order and License Agreement dated July 12, 1993 with Wausau Financial System, Inc. is incorporated herein by reference to Exhibit 10.3 of the Registration
       Statement.

10.3*  Financial Services Agreement dated November 29, 1988 with
       IBAA Bancard, Inc. is incorporated herein by reference to
       Exhibit 10.4 of the Registration Statement.

10.4*  Agreement of Lease between Community National Bank of New
       Jersey, Tenant, and Wm. G. Rohrer, Inc., Landlord and amendments thereto are incorporated herein by reference to
       Exhibit 10.5 of the Registration Statement.

10.5*  Lease dated January 1, 1991 between Community National
       Bank of New Jersey, Tenant, and Community Annex
       Associates, Landlord is incorporated herein by reference to Exhibit 10.6 of the Registration Statement.

10.6* 1994 Employee and Director Stock Option Plan is incorporated herein by reference to Exhibit 10.7 of the Registration Statement.

10.7*  Lease Agreement dated May 12, 1994, between the
       Registrant, Tenant, and Greentree Mews Associates,
       Landlord is incorporated by reference to Exhibit 10.8 of the Form 10K for the fiscal year ended December 31, 1994.

10.8*  Underwriting Agreement between the Registrant and
       Pennsylvania Merchant Group dated June 16, 1994 is incorporated herein by reference to Exhibit 1.1 of the Registration Statement.

10.9* Employment agreement dated December 8, 1995 between the Registrant and Gerard M. Banmiller is incorporated by reference to Exhibit 10.34 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

10.10* Data processing contract dated November 1, 1996 between
       Fiserv and Community National Bank of New Jersey is incorporated herein by reference to Exhibit 10.35 to the 1996 10-K.

10.11* Severance compensation agreement made January 15, 1997 between the registrant and Kevin Kutcher is incorporated herein by reference to Exhibit 10.36 to the 1996 10-K.

10.12* Severance compensation agreement made January 15, 1997 between the registrant and Benjamin Watts is incorporated herein by reference to Exhibit 10.37 to the 1996 10-K.

21.1* Subsidiaries of the Registrant are incorporated herein by reference to Exhibit 21.1 of the Registration Statement.

23     Consent of KPMG Peat Marwick, LLP.

27.1   Financial Data Schedule at and for the year ended
       December 31, 1997.

27.2   Restated Financial Data Schedule at and for the year ended
       December 31, 1996.

27.3   Restated Financial Data Schedule at and for the year ended
       December 31, 1995.

99.1 Disclosure required in lieu of Annual Report on Form 11-K for The Community National Bank 401(k) Plan.


* Previously Filed