Form 10-Q
period 1998-03-31
COMMUNITY FINANCIAL HOLDING CORPORATION
filed 1998-05-15
CIK 872401

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998.

                               OR

( )  TRANSIT REPORT PURSUANT TO SECTION 35 OR 15 (d) OF THE
     SECURITIES ACT OF 1934.

For the transition period from ____________ to _____________.

Commission File Number: 0-24316

             Community Financial Holding Corporation
     (Exact name of registrant as specified in its charter)


     New Jersey                             52-1712224
State or other jurisdiction of          (I.R.S.Employer
incorporation or organization)          Identification No.)

     222 Haddon Avenue                       08108
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

               Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                   Number of Shares
     Class                    Outstanding as of April 30, 1998

Common Stock, $5.00 par value         1,044,236

                       INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements
          Consolidated Balance Sheets - March 31, 1998 and
          December 31, 1997

          Consolidated Income Statements - Three Months ended March 31, 1998 and 1997.

          Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements -
          March 31, 1998

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures
          About Market Risk


PART II.  OTHER INFORMATION

Item 5    Other Information

Item 6    Exhibits and Reports on Form 8-K

          Signatures

            PART I.  Item 1. - FINANCIAL INFORMATION

     COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

     ASSETS                                  March 31,        December 31,
                                               1998               1997
Cash and Due from Banks                   $ 10,970,691       $ 10,852,186
Federal Funds Sold                          12,050,000          7,300,000

Securities Available for Sale
 (Amortized Cost of $19,462,853 at
  March 31, 1998 and $15,950,353
 at December 31, 1997)                      19,441,694         15,950,261
 Investment Securities (Market Value
  of $23,872,025 at March 31, 1998 and
  $22,120,512 at December 31, 1997)         23,705,629         21,959,122

Loans Held For Sale                          2,950,847          1,745,821
Loans                                       87,755,031         86,773,603
Less: Allowance for Loan Losses             (1,059,911)          (973,991)
Net Loans                                   86,695,120         85,799,612

Bank Premises and Equipment, Net             4,823,687          4,885,853
Accrued Interest Receivable                  1,073,427          1,172,092
Deferred Tax Assets                            125,790            118,524
Other Assets                                   971,954            887,944

     Total Assets                         $162,808,839       $150,671,415

     LIABILITIES

Demand Deposits                           $ 98,908,005       $ 92,184,858
Savings Deposits                            21,879,302         19,567,902
Time Deposits                               27,855,931         25,004,042
     Total Deposits                        148,643,238        136,756,802
Accrued Interest Payable                       681,324            583,858
Securities Sold Under Repurchase
 Agreements                                  1,612,368          1,596,498
Other Liabilities                              133,523            149,645

     Total Liabilities                     151,070,453        139,086,803

     SHAREHOLDERS' EQUITY

Common Stock $5 Par Value
 Authorized 1,600,000 Shares
 Issued and Outstanding: 1,044,236
 at March 31, 1998 and 1,027,713
 at December 31, 1997                        5,272,180          5,189,565
Additional Paid In Capital                   5,588,901          5,514,547
Retained Earnings                            1,008,029            999,422
Less Treasury Stock, at Cost,
 10,200 Shares                                (118,844)          (118,844)
Accumulated Comprehensive Income/(Loss)        (11,880)               (78)
     Total Shareholders' Equity             11,738,386         11,584,612
     Total Liabilities &
      Shareholders Equity                 $162,808,839       $150,671,415

The accompanying notes are an integral part of these statements.

     COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

                 CONSOLIDATED INCOME STATEMENTS

       For The Three Months Ended March 31, 1998 And 1997

                                     Three Months Ended March 31,
                                           1998         1997
Interest Income:
Interest and Fees on Loans              $1,883,389    $1,611,292
Interest on Federal Funds Sold             135,827        33,696
Interest and Dividends on Investments:
     Taxable                               446,646       455,019
     Non-Taxable                           142,451        76,879
     Total Interest Income               2,608,313     2,176,886

Interest Expense:
Interest on Demand Deposits                374,457       277,421
Interest on Savings Deposits               118,123       102,798
Interest on Time Deposits                  350,257       298,668
Interest on Short Term Borrowings           21,399        10,625
     Total Interest Expense                864,236       689,512

Net Interest Income                      1,744,077     1,487,374
Provision for Loan Losses                  105,000        75,000
Net Interest Income After Provision
 for Loan Losses                         1,639,077     1,412,374

Other Income:
Service Charges on Deposit Accounts        180,615       136,600
Mortgage Banking Activities                225,599        62,435
Other Income, Service Charges and Fees      41,539        14,998
  Total Other Income                       447,753       214,033

Other Expenses:
Salaries, Wages and Employee Benefits      998,055       727,124
Occupancy and Equipment Expenses           316,227       243,237
Data Processing Expense                    125,614       108,240
Other Operating Expenses                   437,763       340,597
     Total Other Expenses                1,877,659     1,419,198

Income Before Income Taxes                 209,171       207,209
Income Tax Expense                          43,595        66,513
Net Income                                 165,576       140,696

Change in Tax Effected Unrealized Loss
     On Securities Available For Sale       11,802       184,565
Total Comprehensive Income/(Loss)       $  153,774     $ (43,869)

Net Income Per Share Information:
     Basic Earnings Per Share                $0.16         $0.14
     Diluted Earnings Per Share               0.14          0.13

The accompanying notes are an integral part of these statements.

COMMUNITY FINANCIAL HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 1998 and 1997

                                                         Three Months Ended March 31,
                                                             1998             1997
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                  $165,576       $140,696
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY
OPERATING ACTIVITIES:
      Depreciation and Amortization                          120,738         84,917
      Provision For Loan Losses                              105,000         75,000
      Accretion (Amortization) of Discount
       (Premium) on Securities, Net                             (846)           800
      Deferred Tax Assets                                     (7,266)       (78,185)
      Cash Disbursed For Mortgage Banking Activities     (10,602,193)    (2,492,917)
      Cash Disbursed For Mortgage Banking Activities       9,397,167      2,724,490
      Decrease In Accrued Interest Receivable                 98,665         24,402
      Increase In Other Assets                               (84,010)      (271,483)
      Increase In Accrued Interest Payable                    97,466         31,033
      Decrease In Other Liabilities                          (16,122)       (45,770)
      Total Adjustments                                     (891,401)        52,287
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (725,825)       192,983
CASH FLOW FROM INVESTING ACTIVITIES:
      Proceeds From Maturity Of Securities
       Available For Sale                                  3,000,000      3,000,000
      Proceeds From Maturities and Prepayments
       Of Investment Securities                            3,654,696         45,694
      Purchases Of Securities Available For Sale          (6,504,707)    (3,406,521)
      Purchases Of Investment Securities                  (5,398,885)    (2,303,211)
      Loans Made To Customers, Net                        (1,000,508)      (487,356)
      Premises And Equipment Expenditures                    (58,572)      (627,487)
NET CASH USED IN INVESTING ACTIVITIES                     (6,307,976)    (3,778,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net Increase (Decrease) in Deposits                 11,886,436     (1,175,191)
      Net Increase (Decrease) In Short
        Term Borrowings                                       15,870     (2,378,412)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          11,902,306     (3,553,603)
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     4,868,505     (7,139,501)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF YEAR         18,152,186     16,332,683
CASH AND CASH EQUIVALENTS AS OF March 31                 $23,020,691    $ 9,193,182
SUPPLEMENTAL DISCLOSURE:
Cash Paid During The Year:
      Interest                                              $766,770       $658,479
      Income Taxes                                           104,000         90,000
Non-Cash Items:
      Change In Net Unrealized Gain/(Loss) From
       Securities Available For Sale                         (11,802)      (279,644)
      Change In Tax Effect Of Unrealized Gain/(Loss)
       From Securities Available For Sale                     (7,266)       (95,079)


The accompanying notes are an integral part of these statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of Community Financial Holding Corporation (the Corporation) and its wholly owned subsidiary Community National Bank of New Jersey (the Bank) as of March 31, 1998 and 1997 and the results of their operations for the three months ended March 31, 1998 and 1997. The accounting policies and reporting practices of the Corporation are in accordance with generally accepted accounting principals and have been followed on a consistent basis.

     The accompanying consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and accordingly do not include all of the detailed schedules, information and notes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principals. This quarterly report should be read in conjunction with Form 10-K dated December 31, 1997, which contains audited consolidated financial statements of the Corporation.

     The results of operations for the three months ended
March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

     Principals of Consolidation

     The financial statements consolidate the Holding Company and its subsidiary, the Bank collectively referred to as the "Corporation". All significant intercompany balances have been eliminated.

     Use of Estimates

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties to the extent considered practical.

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds generally are purchased and sold for a one-day period.

     Stock Option Plan

     The Corporation accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued To Employees, and related interpretations. As such, compensation expense would be reported on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On
January 1, 1996, the Corporation adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the annual pro forma disclosure required by SFAS
No. 123.

     Accounting for Mortgage Servicing Rights

     The Bank, which services mortgage loans for others in return for a fee, recognizes as an asset the right to service mortgage loans, regardless of how they were acquired. Additionally, the Bank assesses the fair value of these assets at each reporting date to determine impairment. Impairment, if any, is recognized in the statement of income through a valuation reserve. The mortgage servicing rights are amortized over the estimated life of the underlying servicing using the interest rate method.

     Comprehensive Income

     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income ("SFAS No. 130") SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Bank has made the appropriate disclosures in the applicable consolidated financial statements, as required.

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

     Employers' Disclosures about Pension and Other
Postretirement Benefits

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Statement No. 132") which amends the disclosure requirements of Statements Nos. 87, "Employers' Accounting for Pensions" ("Statement No. 87"), 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" ("Statement No. 88"), and 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"). Statement No. 132 is applicable to all entities. This statement standardizes the disclosure requirements of Statements Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. Statement No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in Statements Nos. 87, 88, or 106. The Statement is effective for fiscal years beginning after December 15, 1997. Restatement of comparative period disclosures is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. The impact, if any, of this Statement on the Corporation would be to require additional disclosures in the Corporations' financial statements.

Note 2. Earnings Per Share

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

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997:

                                     Three Months Ended March 31,
                                             1998        1997

Numerator:
  Net income                                $165,576   $  140,696

Denominator:
  Denominator for basic earnings per
    share - weighted average shares        1,044,236    1,027,713

Effect of dilutive securities:
  Employee Stock Options and Warrants        135,134       95,246

Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed exercised            1,179,370    1,122,959

Basic earnings per share                       $0.16        $0.14

Diluted earnings per share                     $0.14        $0.13

          The computation of the 1997 average number of common shares and all per share data gives retroactive recognition to a 5% stock dividend declared in December 1997.

          Warrants issued to the underwriter of the Corporation's 1994 public offering of 450,000 shares of common stock were exercised in March 1998. Total warrants outstanding to purchase 27,349 shares of common stock, each with a fair value of $24.00, were exercised at a price of $9.50 per share. Pursuant to a cashless exchange provision of the warrants, the Corporation issued and exchanged 16,523 shares of common stock for the total warrants outstanding.

Note 3. Securities

     Applicable securities are classified in three categories consisting of held-to-maturity (investment), trading and available for sale. Trading securities are those which are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Corporation has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Held-to-maturity securities are reported at amortized cost, while trading securities and available-for-sale securities are reported losses are included in current earnings. Available-for-sale securities are accounted for by reporting unrealized gains and losses as a separate component of shareholders equity, net of tax.

Note 4. Loans Held For Sale

     The Bank originates residential real estate loans and sells primarily fixed rate loans to various investors such as mortgage companies and agencies. The Bank has purchase commitments at par value for all loans held for sale. The interest income earned from the loan closing date to the date of sale is recorded in Interest and Fees on Loans.

Note 5. Loans

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

Note 6. Allowance for Loan Losses

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

Note 7. Bank Premises and Equipment

     Land, buildings and equipment owned by the Corporation are carried at amortized cost. The Corporation leases certain facilities under long-term agreements. Leasehold improvements are capitalized and amortized over the lease term, including extension options or the estimated useful lives of the improvements, whichever is shorter. Depreciation of buildings and equipment is based on the economic useful lives of the assets, ranging from five to forty years, using the straight line method. Maintenance and repairs which do not extend the useful life of the assets are charged to current operating expenses.

Note 8. Income Taxes

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


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Overview

     On March 3, 1998, the Corporation, the Bank, HUBCO, Inc. ("HUBCO") and Hudson United Bank entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Corporation will be merged with and into HUBCO with HUBCO as the surviving corporation (the "Merger"). In the Merger, each share of the common stock of the Corporation will be exchanged for
0.695 shares of HUBCO common stock. Outstanding options to purchase the common stock of the Corporation issued under the Corporation's 1994 Employee and Director Stock Option Plan (the "Option Plan") will be exchanged in the Merger for HUBCO common stock in accordance with the terms of the Option Plan. The Merger is expected to be consummated during the third quarter of 1998, subject to the satisfaction of certain conditions, including among others, approval of the Merger by the Corporation's shareholders and receipt of required regulatory approvals. The transaction will be accounted for as a pooling of interests. The Merger Agreement also provides for the merger of the Bank with and into Hudson United Bank, a wholly-owned subsidiary of HUBCO, with Hudson United Bank surviving such merger.

     Concurrently with the execution of the Merger Agreement, the Corporation entered into a Stock Option Agreement with HUBCO pursuant to which the Corporation granted HUBCO an option to purchase up to 252,790 shares of the common stock of the Corporation at a price of $24.40 per share, exercisable upon the occurrence of certain events.

     The Corporation reported net income for the first three months of 1998 of $166,000, an increase of $25,000, or 17.7% when compared to the first three months of 1997. The increase in earnings was due primarily to increases in net interest income and fee income and a reduction in the level of income tax expense. These gains were partially offset by an increase in the provision for loan losses and an increase in operating expenses which was related to four branch locations acquired in 1996. These branches were opened in September 1996, February 1997,
May 1997 and September 1997.

     Net interest income for the first three months of 1998 was $1.7 million, an increase of $257,000 or 17.3% over the first three months of 1997. Non-interest income for the first three months of 1998 was $448,000, an increase of $234,000 or 109.2%
over the first three months of 1997. These increases were due primarily to the Corporation's expansion of mortgage banking activities. The provision for loan losses for the first three months of 1998 was $105,000, an increase of $30,000 or 40.0% from the provision for the first three months of 1997. Non-interest expenses for the first three months of 1998 were $1.9 million, an increase of $458,000 or 32.3% as compared to the first three months of 1997. Income tax expense for the first three months of 1998 was $44,000, a decrease of $23,000 from 1997 primarily the result of an increase in non-taxable interest income.

     Expressed on a diluted earnings per share basis (after giving retroactive effect to the payment of a 5% stock dividend in 1997), net income for the first three months of 1998 was $0.14 per share compared to $0.13 per share for the first three months of 1997. Book value per share as of March 31, 1998 was $11.24 a decrease of $0.03 from book value per share of $11.27 at December 31, 1997.

     The Corporation's assets totalled $162.8 million at March 31, 1998, an increase of $12.1 million or 8.1% from total assets of $150.7 million at December 31, 1997. The increase was due primarily to an $11.9 million increase in total deposits resulting from the branch expansion. The increase in deposits occurred primarily in demand deposits which increased $6.7 million or 7.3% as compared to December 31, 1997. In addition, savings deposits and certificates of deposit grew $5.2 million or 11.6% from December 31, 1997. Loans were $87.7 million at
March 31, 1998, an increase of $981,000 or 1.1% from $86.8
million at December 31, 1997. Cash and cash equivalents, including federal funds sold, increased $4.9 million or 26.8% to $23.0 million at March 31, 1998 from $18.1 million at December 31, 1997. The investment portfolio was $43.1 million at March 31, 1998, an increase of $5.2 million or 13.8% from $37.9 million at December 31, 1997.

     Loans held for sale were $2.9 million at March 31, 1998, an increase of $1.2 million or 69.0% as compared to $1.7 million at December 31, 1997. Loans held for sale are mortgage loans which were originated by the Banks' residential mortgage department and for which commitments for sale at par have been obtained. Bank premises and equipment at March 31, 1998 were $4.8 million a decrease of $62,000 from $4.9 million at December 31, 1997.
Other assets increased $84,000 or 9.5% from $972,000 at December 31, 1997. The increase in other assets occurred primarily as a result of the Banks' purchase of additional mortgage servicing rights. Mortgage servicing rights increased $69,000 from $298,000 at December 31, 1997 to $367,000 at
March 31, 1998.

Net Interest Income

     The principal source of revenue for the Corporation is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, have a significant impact on the level of net interest income. Net interest income was $1.7 million for the three months ended March 31, 1998. This represents an increase of 17.3% when compared to net interest income of $1.5 million for the same period in 1997.

     Average interest-earning assets for the first three months of 1998 were $141.0 million, an increase of $29.2 million or 26.2% as compared to the first three months of 1997. The most significant increase in average earning assets occurred in the loan portfolio, primarily in residential mortgage loans. The loan portfolio average balance for the first three months of 1998 was $89.1 million, an increase of $15.5 million or 21.0% as compared to the first three months of 1997. This increase was funded primarily from the increase in deposits resulting from the branch expansion. Average deposits for the first three months of 1998 were $142.0 million, an increase of $29.8 or 26.6% as compared to $112.1 million in average deposits for the three month period ended March 31, 1997.

     The positive impact on net interest income from increased interest-earning assets was partially offset by the increase in interest-bearing deposits. Average interest-bearing deposits for the first three months of 1998 were $98.3 million, an increase of $17.9 million or 22.3% as compared to the first three months of 1997. The most significant increase in interest-bearing deposits occurred in interest-bearing demand deposits. The interest-bearing demand deposit average balance for the first three months of 1998 was $50.9 million, an increase of $11.6 million or 29.4% over the first three months of 1997. The savings deposit average balance for the first three months of 1998 was $20.5 million, an increase of $3.0 million or 17.2% as compared to the first three months of 1997. The average balance for certificates of deposit increased $3.3 million or 14.1% from $23.5 million for the three months ended March 31, 1997 to $26.8 million for the three months ended March 31, 1998.

     Net interest margin is calculated as the tax-equivalent net interest income divided by the average earning assets and represents the Corporations' net yield on its earning assets.
The net interest margin decreased from 5.53% to 5.22% for the three months ended March 31, 1997 and 1998, respectively. This decrease is primarily resultant from a decrease in the yield earned on average interest-earning assets from 8.05% to 7.70% for the first three months of 1997 as compared to the first three months of 1998, a decrease of 35 basis points. The most significant decrease in interest yield was in the loan portfolio, primarily commercial and installment loans. The average yield from the commercial loan portfolio dropped 22 basis points from 9.15% to 8.93% and the average yield from the installment loan portfolio decreased 17 basis points from 8.86% to 8.69% for the three months ended March 31, 1997 and 1998, respectively. The average interest rate paid for interest bearing deposits also increased 7 basis points from 3.44% for the first three months of 1997 to 3.51 for the first three months of 1998. This increase occurred primarily in the rate paid for interest-bearing demand deposits and certificates of deposit.

     The table below illustrates the changes in interest rate margin and interest rate spread based on average amounts outstanding for the three months ended March 31, 1998 and 1997.

                                     Three Months Ended March 31,

                                           1998       1997

      ASSETS
        Securities                        6.39%       6.46%
        Fed Funds                         5.47%       5.46%
        Loans                             8.57%       8.88%
      Total Earning Assets                7.70%       8.05%

      LIABILITIES
        Demand Deposits                   2.98%       2.86%
        Savings Deposits                  2.33%       2.38%
        Time Deposits                     5.30%       5.16%
        Repurchase Agreements             5.19%       4.64%
      Total Interest Bearing Liabilities  4.05%       3.44%

      Net Interest Rate Spread            3.65%       4.61%
      Net Interest Rate Margin            5.22%       5.53%

     Net interest income is also affected by the mix of interest-earning assets and interest-bearing and non-interest bearing liabilities. Average loans, which are the highest yielding earning assets, for the three months ended March 31, 1998 were 57.2% of average assets as compared to 60.1% of average assets for the three months ended March 31, 1997. This decrease was offset by the decrease in the average balance for certificates of deposit and repurchase agreements, the highest yielding liabilities, for the three months ending March 31, 1998, which were 18.3% of average assets as compared to 19.9% of average assets for the three months ended March 31, 1997. In addition, average non-interest bearing deposits for the three months ended March 31, 1998 were 28.0% of average assets as compared to 24.0% for the three months ended March 31, 1997. The average balance for non-interest bearing deposits was $43.7 million for the three months ended March 31, 1998 as compared to $29.4 million for the three months ended March 31, 1997, an increase of $14.3 million or 48.6%.

Non-Interest Income

     Non-interest income was $448,000 for the first three months of 1998, an increase of 109.2% or $234,000 compared to $214,000 for the first three months of 1997. A primary component of non-interest income is fee income generated by the Bank's residential mortgage department. This fee income was $226,000 for the first three months of 1998 compared to $62,000 for the first three months of 1997. Service charges on deposit accounts were $181,000 for the first three months of 1998, an increase of $44,000 or 32.2% from $137,000 for the first three months of 1997. This increase was largely due to the increased deposit account activity that has resulted from the branch expansion and the addition of new depositors attracted by the Bank's program, implemented in February 1996, that offers demand deposit accounts at no charge to the customer. Management believes that these "free-checking accounts" enable the Bank to have greater access to new and existing markets. The Corporation had 9,223 demand deposit accounts at March 31, 1997 and 13,088 demand deposit accounts at March 31, 1998, an increase of 3,865 accounts or 41.9%. The Corporation had $31.2 million of non-interest bearing demand deposits at March 31, 1997 and $48.8 million of non-interest bearing demand deposits at March 31, 1998, an increase of $17.7 million or 56.7%. The increase in non-interest bearing deposits helped lower the average cost of funds 5 basis points from 2.46% for the first three months of 1997 to 2.41% for the first three months of 1998.

Non-Interest Expenses

     Non-interest expense increased $458,000 or 32.3% in the first three months of 1998 compared to the first three months of 1997. Expenses related to salary and occupancy and other costs associated with the opening of three new branches in 1997 and continued expansion of the Mortgage Department represent the largest portion of the increase. Salaries and benefits increased 37.3% or $271,000 in the first three months of 1998 compared to the first three months of 1997. These increases were due primarily to staff additions (which increased to 109 full time equivalent employees at March 31, 1998 from 87 at March 31, 1997) as well as merit increases in salaries and increased health care costs.

     Occupancy and equipment expenses increased $73,000 or 30.0% in the first three months of 1998 compared to the first three months of 1997. This increase was primarily due to the branch expansion.

     Data processing expenses increased $17,000 or 16.0% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 primarily to increased transaction volume from the increase in deposit accounts.

     Primary components in the $97,000 or 28.5% increase in other operating expenses for the first three months of 1998, as compared to the first three months of 1997, include such expenses as postage, telephone and other general operating expenses, much of which is associated with the new branches and the residential mortgage department expansion. In addition, the Corporation recognized a net loss of $14,000 in January 1998 from the sale of one residential property taken in foreclosure during 1997.

Income Taxes

     Income taxes decreased to $44,000 from $67,000, or 34.5%, in the first three months of 1998 and 1997, respectively. The decrease resulted primarily from an increased level of non-taxable interest income from local municipal bonds. The effective tax rates for the first three months of 1998 and 1997 were 20.8% and 32.1%, respectively.

Provisions for Loan Losses

     The Corporation determines the provision for loan losses through a quarterly analysis of the adequacy of the loan loss reserve. Factors such as economic conditions and trends, the volume of non-performing loans, concentrations of credit risk, adverse situations that may affect a borrower's ability to pay, and prior loss experience within the various categories of the portfolio are considered when reviewing the risks in the portfolio. While management believes the allowance for loan losses is currently adequate, further additions to the allowance will be predicated upon general economic conditions, the condition of specific borrowers and overall growth of the loan portfolio. Provisions for loan losses were $105,000 for the first three months of 1998 as compared to a provision of $75,000 for the first three months of 1997. The higher provision for the first three months of 1998 was due to overall growth of the loan portfolio. The allowance for loan losses was $1.1 million at March 31, 1998 and $732,000 at March 31, 1997. The Bank had net charge-offs of $19,000 and $81,000 for the three months ended March 31, 1998 and 1997, respectively.

     The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997.

                                                Three Months
                                               Ended March 31,

                                              1998        1997

Balance at the beginning of period        $  973,991   $738,353
Provision for loan losses                    105,000     75,000
Recoveries                                     4,971      4,552
Losses charged against the allowance         (24,051)   (85,427)
Balance at March 31,                      $1,059,911   $732,478

     The increase in the provision for loan losses in the first three month period of 1998 reflects the increase in the loan portfolio which grew to $87.8 million at March 31, 1998 from $72.8 million at March 31, 1997. While the amount of loans past due more than ninety days and still accruing and the amount of non-accrual loans has increased, the increase is the result of several unrelated loans. Management has, through its most recent analysis of the adequacy of the allowance for loan losses completed as of March 31, 1998, determined the allowance to be adequate. Future additions to the allowance for loan losses through provisions charged to operations will be determined as a result of management's continuing analysis of the adequacy for the allowance of loan losses.

     The following is a summary of the Company's non-performing assets as of March 31, 1998 and December 31, 1997.

                                    March 31,       December 31,
(DOLLARS IN THOUSANDS)                1998              1997

Past due 90 days or more and
  still accruing                     $  154             $ 147
Non-accrual loans                       880               657
Total non-performing loans            1,034               804
Other real estate owned                  64               108
Total non-performing assets          $1,098             $ 912

Non-performing loans as a
  percentage of loans                  1.18%             0.93%
Non-performing loans as a
  percentage of loan and OREO          1.18%             1.05%
Non-performing assets as a
  percentage of assets                 0.67%             0.60%

     The increase in non-performing loans from December 31, 1997 to March 31, 1998 is not due to any one loan but several unrelated loans. All non-performing loans are, in the opinion of management, either adequately collateralized and in process of collection, or adequately reserved in the Corporation's allowance for loan losses. The other real estate owned at March 31, 1998 is one residential property taken in foreclosure. Management anticipates this property will be sold in 1998.

     When loans are placed on non-accrual, accrued income from the current period is reversed from current earnings. Consumer loans are charged off when principal or interest is 120 or more days delinquent, or are placed on non-accrual if the collateral is sufficient to recover the principal. All non-accrual loans are, in the opinion of management, either adequately collateralized, in process of collection, or adequately provided for in the Corporation's allowance for loan losses.

     The Corporation's commercial loan portfolio is largely loans secured by owner occupied commercial real estate with an average loan to value ratio under 75%. There is no significant concentration in the portfolio with any business or industrial segment. The Corporation's consumer loan portfolio consists of home equity, automobile, credit cards and personal loans. Approximately 50% of the consumer portfolio consists of home equity loans. The average loan to value ratio of these loans is under 75%. The Corporation's lending activity extends to individuals and small and medium sized businesses primarily within its primary service area, which is predominantly Camden, Gloucester and Burlington Counties, New Jersey. The primary service area is a diverse economic and employment market with no significant dependence on any one industry or large employer.

Impact of Year 2000

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

Liquidity

     Liquidity represents the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, federal funds sold, securities classified as available for sale, and loans maturing within one year. As a result of the Corporation's management of liquid assets, and the ability to generate liquidity through liability funds, management believes that the Corporation maintains overall liquidity sufficient to satisfy its deposit requirements and meet its customers' credit needs.

     At March 31, 1998, cash, securities classified as available for sale, and federal funds sold were 26.1% of total assets compared to 22.6% of total assets at December 31, 1997. Asset liquidity is also provided by managing loan and securities investment maturities. At March 31, 1998, approximately $20.8 million or 23.7% of loans will mature within a one year period. At March 31, 1998, approximately $14.4 million or 33.3% of securities will mature within a one year period. To the extent possible, loans are funded with deposits or other funding with coinciding maturity or repricing dates.

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

     The Corporation's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio and Leverage Ratio. Tier 1 Capital consists of common and qualifying preferred stockholders' equity less goodwill. Total Capital consists of Tier 1 Capital, and a portion of the allowance for possible loan losses. Risk-based capital ratios are calculated with reference to risk weighted assets which consists of both on and off balance sheet risks (such as letters of credit and unused lines of credit).

     The Corporation's Tier 1 Risk Based Capital Ratio was 11.7% at March 31, 1998 compared to 12.1% at December 31, 1997. The Corporation's Total Risk Based Capital Ratio was 12.7% at
March 31, 1998 compared to 13.1% at December 31, 1997. These ratios are in excess of the mandated minimum requirements of 4.0% and 8.0% respectively. The Leverage Ratio consists of Tier 1 capital divided by quarterly average assets. At March 31, 1998, the Corporation's Leverage Ratio was 7.8% which exceeded the required minimum Leverage Ratio of 4.0%.

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk

     A "small business issuer," as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, is not required to provide information under this Item. The Corporation is a small business issuer.

                  PART II - OTHER INFORMATION


Item 5.  Other Information

     On April 19, 1998, the Corporation declared a quarterly cash dividend of $0.14 per common share, payable June 1, 1998 to shareholders of record on May 18, 1998. This dividend is the first cash dividend declared by the Corporation since its formation in 1991.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. The exhibits to this Form 10-Q are listed in the Index to Exhibits, which immediately follows the signature page to this Form 10-Q.

     (b) Reports on Form 8-K. The Corporation filed a Report on Form 8-K with the Securities and Exchange Commission on March 13, 1998 reporting under Item 5 the execution of the Agreement and Plan of Merger dated March 2, 1998 among the Corporation, the Bank, HUBCO, Inc. and Hudson United Bank, and related transactions.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMMUNITY FINANCIAL HOLDING
                              CORPORATION


Date:  May 15, 1998           By/s/Gerard M. Banmiller
                                   Gerard M. Banmiller
                                   President & Chief Executive
                                   Officer

Date:  May 15, 1998           By/s/Kevin L. Kutcher
                                   Kevin L. Kutcher
                                   Treasurer/Chief Financial
                                   Officer

EXHIBIT INDEX

2.1* Agreement and Plan of Merger, dated as of March 2, 1998, by and between Community Financial Holding Corporation, Community National Bank of New Jersey, HUBCO, Inc., and Hudson United Bank, is incorporated by reference to
       Exhibit 99.2 to the Registrant's Current Report on
       Form 8-K filed on March 13, 1998.

2.2* Stock Option Agreement, dated as of March 2, 1998, by and between Community Financial Holding Corporation and HUBCO, Inc., is incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on March 13, 1998.

3.1.1* Certificate of Incorporation of the Registrant, as amended through February 7, 1991, is incorporated herein by reference to Exhibit 3.1.1 of the Registrant's
       Registration Statement on Form S-1, No. 33-78696 filed with the Securities and Exchange Commission (the
       "Registration Statement").

3.1.2* Certificate of Amendment, dated May 18, 1994, to the
       Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.1.2 of the Registration Statement.

3.2* By-Laws of the Registrant are incorporated herein by reference to Exhibit 3.2 of the Registration Statement.

27.1   Financial Data Schedule at and for the three months ended
       March 31, 1998.

27.2 Restated Financial Data Schedule at and for the three months ended March 31, 1997.

* Previously Filed